Form 10-Q
period 1993-09-30
CENTENNIAL GROUP INC /DE/
filed 1994-02-23
CIK 810909

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1993 or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to

                 Commission File Number: 1-9586

                   THE CENTENNIAL GROUP, INC.
     (Exact name of registrant as specified in its charter)

                           DELAWARE
 (State or other jurisdiction of incorporation or organization)

                           33-0242912
              (I.R.S. Employer Identification No.)

         282 SOUTH ANITA DRIVE, ORANGE, CALIFORNIA 92668
       (Address of principal executive office) (Zip Code)

                         (714) 634-9200
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              NONE

   Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X     NO

           Indicate the number of shares of stock of
                  the registrant outstanding:
   26,195,675* SHARES OF COMMON STOCK AS OF NOVEMBER 1, 1993.

* Net of 423,330 shares of stock held in treasury.

                     THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                          Consolidated Balance Sheets (Unaudited)
                                  (dollars in thousands)
                                                            September 30,   June 30,
                                                               1993           1993
ASSETS
  Properties under development and held for
    investment or sale (notes 2, 3 and 4)                   $ 124,713      $ 123,943
  Cash and cash equivalents                                     2,506          3,710
  Short-term investments                                          ---          1,000
  Accounts and note receivable, net                               370            345
  Due from affiliates, net                                        724            724
  Property and equipment, net of accumulated
    depreciation of $1,363 and $1,335 as of
    September 30, 1993 and June 30, 1993,
    respectively                                                1,115          1,143
  Other assets                                                    416            350
                                                            _________      _________

      Total assets                                          $ 129,844      $ 131,215
                                                            _________      _________
LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES NOT SUBJECT TO COMPROMISE:
    Notes payable                                           $  43,271      $  43,278
    Notes payable and amounts due to affiliates                10,653         10,652
    Accrued interest on notes and bonds payable                12,803         11,739
    Accrued real estate taxes payable                           9,647          8,936
    Accounts payable and other accrued liabilities              2,447          3,700
                                                            _________      _________

      Subtotal                                                 78,821         78,305
                                                            _________      _________

                         Consolidated Balance Sheets (Unaudited)
                                        (Continued)
                                                            September 30,   June 30,
                                                               1993           1993
  LIABILITIES SUBJECT TO COMPROMISE:
    Notes payable                                           $  15,386      $  15,377
    Other amounts due to affiliates                               259            259
    Accrued interest payable                                    7,902          7,854
    Accounts payable and other accrued liabilities              4,012          3,993
                                                            _________      _________

      Subtotal                                                 27,559         27,483
                                                            _________      _________

      Total liabilities                                       106,380        105,788
                                                            _________      _________

  MINORITY INTEREST                                             3,152          3,157

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000
      shares authorized; no shares issued or outstanding
    Common stock, $.01 par value; 50,000,000
      shares authorized; issued and
      outstanding 26,619,005 shares at
      at September 30, 1993 and June 30, 1993                     266            266
    Additional paid-in capital                                136,312        136,312
    Accumulated deficit                                      (113,756)      (111,798)
    Treasury stock at cost; 423,330 shares at
      September 30, 1993 and June 30, 1993                     (2,510)        (2,510)
                                                            _________      _________

      Total stockholders' equity                               20,312         22,270
                                                            _________      _________
      Total liabilities, minority interest
        and stockholders' equity                            $ 129,844      $ 131,215
                                                            _________      _________

                     THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                     Consolidated Statements of Operations (Unaudited)
                  For the three months ended September 30, 1993 and 1992
                       (dollars in thousands, except per share data)
                                                               1993           1992
REVENUES
  Sales of:
    Development and operating
      properties                                            $     ---      $     198
    Single-family homes                                           144            163
  Construction                                                    ---            144
  Interest                                                         31             95
  Rental, fee and other                                           257            299
                                                            _________      _________

      Total revenues                                              432            899
                                                            _________      _________
COSTS AND EXPENSES:
  Cost of sales:
    Development and operating
      properties                                                  ---            220
    Single-family homes                                           165            175
  Construction expenses                                           ---             56
  Property operating expenses                                     125            156
  Provision for losses on real
    estate investments                                            ---          5,100
  Selling, general and
    administrative (note 2)                                       967            997
  Real estate taxes (note 1)                                      281            189
  Interest expense (notes 1 and 4)                                845            305
                                                            _________      _________

      Total costs and expenses                                  2,383          7,198
                                                            _________      _________


                     Consolidated Statements of Operations (Unaudited)
                  For the three months ended September 30, 1993 and 1992
                       (dollars in thousands, except per share data)
                                                               1993           1992
      Loss before income taxes and
        minority interest                                   $  (1,951)     $  (6,299)

Minority interest in earnings                                     ---              8
                                                            _________      _________

      Loss before income taxes                                 (1,951)        (6,307)

Income tax expense                                                  7              8
                                                            _________      _________

      Net loss                                              $  (1,958)     $  (6,315)
                                                            _________      _________
Net loss per common
  share (note 1)                                            $    (.07)     $    (.24)
                                                            _________      _________

Weighted average shares
  outstanding                                               26,195,675     26,195,675

                     THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                Consolidated Statements of Stockholders' Equity (Unaudited)
                                  (dollars in thousands)
                                        Additional                               Total
                              Common      Paid-in    Accumulated  Treasury    Stockholder's
                              Stock       Capital      Deficit     Stock         Equity

Balance, June 30, 1993      $     266   $ 136,312    $(111,798)  $  (2,510)   $  22,270

Net loss                          ---         ---       (1,958)       ---        (1,958)
                            _________   _________    _________   _________    _________

Balance, September 30, 1993 $     266   $ 136,312    $(113,756)  $  (2,510)   $  20,312
                            _________   _________    _________   _________    _________

                     THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                     Consolidated Statements of Cash Flows (Unaudited)
                  For the three months ended September 30, 1993 and 1992
                                  (dollars in thousands)
                                                         September 30,     September 30,
                                                            1993              1992
CASH FLOW FROM OPERATING ACTIVITIES:
 Net proceeds from sales of property                     $     144         $     362
 Construction revenues, fees and rents received                214               275
 Interest received                                              33                95
 Other income received                                           1                34
 Property development costs paid                               (22)             (574)
 Principal reductions on seller provided financing
   secured by properties                                       ---               (85)
 Interest paid                                                (100)             (580)
 Other payments to suppliers and payroll costs paid         (2,472)           (1,174)
 Income taxes paid                                             ---               ---
                                                         _________         _________

   Net cash used by operating activities                    (2,202)           (1,647)
                                                         _________         _________
CASH FLOW FROM INVESTING ACTIVITIES:
 Collections (increase) on other non-trade receivables           9               (19)
 Cash received from short-term investments                   1,000               ---
 Cash received from (advanced to) affiliates                   ---               108
 Cash received from other assets                                 1                 1
 Purchase of property and equipment                            ---                (2)
                                                         _________         _________

   Net cash flows from investing activities                  1,010                88
                                                         _________         _________



               Consolidated Statements of Cash Flows (Unaudited) (Continued)
                  For the three months ended September 30, 1993 and 1992
                                  (dollars in thousands)
                                                         September 30,     September 30,
                                                            1993              1992
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from new notes payable                         $     ---         $      94
 Principal payments on notes payable                            (7)               (6)
 Proceeds from notes payable to affiliates                     ---               261
 Cash distributions to minority interest                        (5)               (5)
                                                         _________         _________

   Net cash flows provided from
     (used by) financing activities                            (12)              344
                                                         _________         _________

 Net decrease in cash and cash equivalents                  (1,204)           (1,215)
 Cash and cash equivalents at beginning of period            3,710             6,901
                                                         _________         _________

 Cash and cash equivalents at end of period              $   2,506         $   5,686
                                                         _________         _________














               Consolidated Statements of Cash Flows (Unaudited) (Continued)
                  For the three months ended September 30, 1993 and 1992
                                  (dollars in thousands)
                                                         September 30,     September 30,
                                                            1993              1992
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
 (USED) BY OPERATING ACTIVITIES:

Net loss                                                 $  (1,958)        $  (6,315)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Depreciation and amortization                                75                82
   Amortization of note payable discounts                       10                82
   Provision for losses on real estate investments             ---             5,100
   Provision for uncollectible accounts                          6               ---
   Minority interest in earnings                               ---                 9
   Increase in properties under development and
     held for investment or sale                              (817)           (2,347)
   Increase in other receivables, net                          (40)             (452)
   Increase in other assets                                    (68)             (187)
   Decrease in seller provided financing, net                  ---               (85)
   Increase in accrued interest payable                      1,112             1,841
   Increase in accrued real estate taxes payable               711               694
   Decrease in accounts payable and accrued liabilities     (1,233)              (84)
   Increase in notes and amounts due to affiliates             ---                15
                                                         _________         _________

     Net cash used by operating activities               $  (2,202)        $  (1,647)
                                                         _________         _________

        THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
     Notes to Consolidated Financial Statements (Unaudited)
            For September 30, 1993 and June 30, 1993


1. GENERAL

   In the opinion of management, the unuaudited financial information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The results of operations for the three months ended September 30, 1993 and 1992 are not necessarily indicative of those expected for a full year. Information pertaining to the three-month periods ended September 30, 1993 and 1992 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

   The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended June 30, 1993 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies. The following notes refer to certain properties by number. These numbers correspond to property numbers used in the Company's Form 10-K for the year ended June 30, 1993.

   Net Loss Per Share

   Net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented reduced by the average number of shares of stock held in treasury. Employee stock options were not included in the loss per share computation as the effect would have been antidilutive.

   Reclassifications

   Certain amounts in the June 30, 1993 and September 30, 1992 consolidated financial statements have been reclassified to conform with the September 30, 1993 presentation.

   Nonaccrued Interest and Taxes

   Effective July 1, 1993, the Company ceased accruing real estate taxes and interest on debt secured by its Property Nos. 5, 15, 16 and 23. This accounting treatment was considered appropriate since the Company is in the final stages of



                             - 10 -

negotiations to execute deeds-in-lieu of foreclosures or consent to lift of stay motions to allow the lenders to foreclose on these properties in full satisfaction of their debt and the repayment of these taxes and interest is considered improbable. The total of nonaccrued interest and real estate taxes on these four properties during the three months ended September 30, 1993 was $751,000 and $205,000, respectively.

2. REORGANIZATION PROCEEDINGS UNDER CHAPTER 11

   As a result of its deteriorating liquidity position and to avoid the loss of certain of its properties through foreclosure, The Centennial Group, Inc. ("CGI") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California on December 13, 1991. The petition did not include any of the operating subsidiaries of CGI. However, one of CGI's subsidiaries, Arizona Commercial Property Development, Inc. ("ACPDI") had previously filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Arizona on February 20, 1991. In Feburary 1993, the Bankruptcy Court granted ACPDI's motion to dismiss its Chapter 11 proceedings. ACPDI filed this motion because of the lack of any significant remaining equity in any of ACPDI's assets.

   Under Chapter 11, ongoing foreclosure proceedings and enforcement of other claims against a debtor in existence prior to the filing of the petition are stayed while the debtor operates its business as debtor-in-possession and formulates its plan of reorganization under the jurisdiction and supervision of the Bankruptcy Court. However, creditors holding secured claims against a debtor may file motions with the Bankruptcy Court for relief from the automatic stay. Such motions for relief from stay may be granted by the Bankruptcy Court for a number of reasons. Certain secured creditors of CGI and ACPDI have filed motions for relief from stay and have been granted such relief by the Bankruptcy Courts.

   During CGI's bankruptcy proceedings, creditors of CGI holding notes secured by Property No. 6 and another creditor holding notes secured by the Property No. 23 filed motions for relief from stay. CGI executed agreements with these creditors through Bankruptcy Court approved stipulations which provided for consensual reliefs from stay in the event CGI had not confirmed a plan of reorganization prior to August 1993. On December 14, 1994, one of the creditors holding a note secured by a junior trust deed on Property No. 6 completed its foreclosure of the property. As of the date of this report, the creditor holding notes secured by Property No. 23 had not yet completed its foreclosure. Two other creditors of ACPDI and CGI holding notes secured by Property Nos. 11 and 13 have also filed motions for relief from stay which were consented to by ACPDI and CGI and/or

                             - 11 -
approved by the Bankruptcy Court. The creditor on Property No. 11 completed its foreclosure on April 5, 1993 while the creditor on Property No. 13 is proceeding with its foreclosure process. Management believes that the "Allowance for Losses on Real Estate Investments" as of September 30, 1993, is sufficient to absorb any losses which have or will be incurred as a result of foreclosures on all of the properties discussed above.

   CGI filed a plan of reorganization and disclosure statement with the Bankruptcy Court on April 1, 1993 and has filed two subsequent amendments thereto (the "Plan"). Generally, a debtor operating under Chapter 11 has the exclusive right to file a plan of reorganization for 120 days after the commencement of a case and up to 180 days to solicit acceptances thereto. CGI's exclusivity period to file a plan was extended to and expired on December 7, 1992. As a result, any party in interest may now file a competing plan of reorganization with the Bankruptcy Court, although no competing plan has been filed as of the date of this report. A hearing was held on September 13, 1993 at which time the Bankruptcy Court approved the adequacy of the disclosure statement. As a result, CGI is now proceeding with soliciting acceptances of the Plan by its creditors. Another hearing had been scheduled for December 8, 1993, at which time the Bankruptcy Court was to have considered the confirmation of the Plan. This confirmation hearing has been postponed until February 23, 1994.

   The Plan which was filed by CGI provides for 32 separate classes of secured creditors and unsecured creditors and stockholders. In general, the Plan provides for the extension of the maturity dates of notes payable secured by real estate until up to seven years after the effective date of the Plan and for the adjustment of the interest rates on certain notes to a fixed rate equal to three percentage points over the yield on seven year United States Treasury Bonds as of the confirmation date of the Plan, if approved. Interest will generally be payable in quarterly installments. Since the repayment terms of this debt has been proposed to be modified by the Plan, these creditors are considered to be impaired by the Plan. As of September 30, 1993, only property Nos. 5, 6, 13 and 23 were expected to be lost in foreclosure pursuant to the Plan. Property Nos. 15, 16 and 22 which are owned by CGI's subsidiaries were also expected to be lost in foreclosure. As discussed below, management now believes that the loss of additional properties is now likely; however, the September 30, 1993 financial statements have not been adjusted to reflect such change in expectations. The Plan also provides for three separate classes of unsecured claims: settled claims under $25,000 are to be paid on or before the effective date of the Plan while the remaining unsecured creditors, both affiliated and non-affiliated, who comprise the remaining classes, will be paid in quarterly installments with interest at 7% per annum. The Company will not be required to make the

                             - 12 -
quarterly payments unless its cash on hand is equal to a twelve month reserve for future operations. However, in any event, the Company will be required to make minimum annual payments of $1,000,000 by December 31, 1994 and $2,000,000 each year thereafter until 1997 when any remaining unpaid balance is due. All pre-petition unsecured creditors are considered impaired under the Plan. The Company's stockholders are not impaired pursuant to the Plan.

   As a part of its Plan, the Company, offered for sale and issuance to the beneficial owners of common stock of the Company as of July 15, 1993, and other accredited investors, up to $35,000,000 in "Certificates of Participation" in nonrecourse note proceeds from notes to be issued by the Company and secured by mortgages on certain of its real estate assets. The proceeds from this offering were principally to be used to payoff existing debt and establish interest and tax payment reserves for the properties to be encumbered and also, to a lesser extent, to provide the Company with some unrestricted working capital. The new notes were to mature December 31, 1996 and bear interest at 25% per annum and were to provide for quarterly interest payments equal to 10% per annum with the balance of accruing interest payable at maturity or upon early payoff. An offering memorandum was distributed in late September 1993 to all holders of record of the Company's common stock as of July 15, 1993. The offering memorandum provided that at least $2,000,000 in subscriptions to the offering were to be received by the Company or all subscriptions received would be returned to the investors. This offering was pursued by the Company until early January 1994 when it became apparent that insufficient proceeds were being raised to justify continuing incurring the costs associated with the offering. As a result, management terminated the offering and returned the proceeds which had been received.

   As discussed above, the Company has been soliciting the acceptance of the Plan by its creditors. All impaired classes of creditors are entitled to vote for or against the Plan. If the Plan is rejected by one or more impaired classes of creditors, the Plan or modifications thereof may still be confirmed by the Bankruptcy Court if the Court determines, among other requirements, that the Plan does not discriminate unfairly and is fair and equitable with respect to the rejecting class or classes of creditors impaired by the Plan. The Company intends to request such a determination (commonly referred to as a "cram-down") if the Plan or modifications thereof is not accepted by all of the impaired classes of creditors.

   In the event that CGI is unable to obtain approval for the Plan or modifications thereof, it is likely that the Chapter 11 case could be dismissed or a trustee could be appointed to liquidate the assets of the Company. Additionally, even if the Plan is approved, CGI must be successful in raising a substantial

                             - 13 -
amount of cash from property sales, joint ventures or from other sources or face the loss of one or more of its properties to foreclosure beyond those discussed above. The consolidated financial statements of the Company as of September 30, 1993 contemplated the successful approval of the Plan and receipt of a substantial amount of cash from the certificate of participation offering proceeds, property sales, joint ventures or from other sources.

   Since the certificate of participation offering has now been terminated, the prospects for the Company to generate sufficient cash to retain all of its remaining properties have been substantially reduced. As a result, the loss of Property Nos. 3 and 4 in foreclosure now appears likely. Approximately $12.0 million of the Stockholder's Equity reflected on September 30, 1993 Consolidated Balance Sheet is based on the carrying values of these properties and a charge to earnings in this amount will be required if these properties are lost in foreclosure.

   As discussed above, the Plan and the Consolidated Balance Sheet of the Company as of September 30, 1993 contemplated the loss of Property Nos. 5, 6, 13, 15, 16, 22 and 23 in foreclosure and the retention or near term sale of Property Nos. 1, 2, 3, 4, 7, 9, 10, 17, 18, 19, 20 and 21. The Company could be liable for deficiency judgements totalling up to $2.5 million on the properties expected to be lost in foreclosure. The Company's net carrying value in excess of secured debt on Property Nos. 2, 3, 4 and 7 totalled approximately $25.8 million while the net carrying value in excess of secured debt on the remaining properties expected to be retained totalled approximately $700,000. The carrying values of Property Nos. 2 and 7 assumes that these properties will be sold in subdivided parcels over several years. The Company has been able to place a number of parcels at these two properties in escrow to be sold since September 30, 1993; however, only two of the transactions have actually been consummated as of the date of this report.

   In connection with CGI's bankruptcy proceedings, certain creditors have submitted claims to the Bankruptcy Court for amounts which the Company disputes and which have either not been recorded in the consolidated financial statements or have been recorded at amounts less than the claims submitted. Certain of these claims are discussed in note 5. As of the date of this report, the Company had reached tentative agreements with two of the largest of such claims, including the Daniel's class action litigation, for a combined total of approximately $4.8 million. The Company had not recorded any provisions or accruals to cover these settlements as of September 30, 1993. CGI intends to contest the balance of these disputed claims in the Bankruptcy Court (or other courts as applicable).



                             - 14 -
   During the quarters ended September 30, 1993 and 1992, CGI paid $193,000 and $247,000, respectively, in fees to professionals in connection with the bankruptcy proceedings and was billed $133,000 and $113,000, respectively, for professional services related to the bankruptcy proceedings. These charges have been included in general and administrative expense in the consolidated statements of operations. CGI has not incurred any other material expenses directly associated with the bankruptcy proceedings during these periods.

   As discussed above, under Chapter 11, enforcement of certain claims against CGI in existence prior to the filing of the petitions were stayed until a reorganization plan is approved. Unsecured and undersecured claims which have been stayed by the bankruptcy proceedings are reflected as "Liabilities Subject to Compromise" in the accompanying consolidated balance sheets as of September 30, 1993 and June 30, 1993.

3. CARRYING VALUE OF ASSETS

   As discussed in note 1, the Company anticipates that a portion of several of its properties may be liquidated at current depressed market values or lost in foreclosure. Management believed that the Company's allowance for losses as of September 30, 1993 was sufficient to cover losses which were expected to be incurred as a result of the anticipated sales and foreclosures of properties; however, the allowance for losses on real estate investments did not reflect possible losses which might be incurred as a result of foreclosure of Property Nos. 2, 3, 4 and 7 or losses which might be incurred if the Company were forced to liquidate a substantial amount of its property in a short period. As discussed in note 1, events occurring subsequent to September 30, 1993 have changed management's expectations and it now appears likely that Property Nos. 3 and 4 will be lost in foreclosure and that an additional $12.0 million provision for losses will be recorded on these properties.

   The amount of cash which the Company is able to generate from property sales and and other sources will have a significant impact on the level of success of the Company's proposed plan of reorganization. In the event the Company is unable to generate adequate cash, additional properties are likely to be lost in foreclosure. The nature and extent of changes in the Company's business operations and financial position caused by the bankruptcy proceedings, the Company's cash position and future economic and real estate market conditions are still subject to numerous uncertainties. The outcome of these uncertainties could result in the loss of certain properties through foreclosure or the Company being required to sell the majority of all of its real estate assets below current carrying values. The consolidated financial statements do not reflect all adjustments which might result from the outcome of these uncertainties.

                             - 15 -

4. PROPERTIES UNDER DEVELOPMENT AND HELD FOR INVESTMENT OR SALE

   Properties under development and held for investment or sale consist of the following:

                                        September 30,   June 30,
                                           1993           1993
                                        (dollars in thousands)
Development and income-producing
 property:
  Land and offsite improvements
   under development and held
   for investments or sale:
    Owned by the Company                $ 202,643      $ 201,756
    Owned by consolidated joint
     venture                                8,644          8,551
                                        _________      _________

Subtotal                                  211,287        210,307

Operating properties, net of
 accumulated depreciation and
 amortization of $1,629,000 and
 $1,581,000 as of September 30, 1993
 and June 30, 1993, respectively            5,056          5,104
Single-family home projects                   304            466
                                        _________      _________

Subtotal                                  216,647        215,877

Less provision for losses on
 real estate investments                  (91,934)       (91,934)
                                        _________      _________

Total                                   $ 124,713      $ 123,943
                                        _________      _________

   Capitalized interest is expensed to "Cost of Property Sold" as the Company sells properties. Interest incurred, capitalized and expensed for the three months ended September 30, 1993 is summarized as follows:
                                                      (dollars in
                                                       thousands)

Interest capitalized, June 30, 1993                   $  63,958
Interest incurred and capitalized                           395
Interest expensed (included in Cost of
   Property Sold)                                           (11)
                                                      _________

Interest capitalized, September 30, 1993              $  64,342
                                                      _________

                             - 16 -
5. CONTINGENCIES

   As of September 30, 1993, a subsidiary of the Company was contingently liable for $6,156,000 in performance bonds. During the quarter ended September 30, 1993, the Company's bonding company drew upon $1,000,000 of letters of credit issued on behalf of the Company to cover development costs incurred by the bonding company. As of September 30, 1993, over 62% of the work required under these bonds had been completed, leaving an estimated cost of completion of approximately $2.4 million. More than $1,500,000 of these costs to complete relates to property owned by an unrelated financial institution who acquired the property through foreclosure from a developer which has filed for protection under Chapter 11 of the United States Bankruptcy Code. This developer had indemnified the Company against any losses resulting from these bonds when it acquired the property from the Company. The Company could be required to complete this work in which event it would be difficult for the Company to recover the costs. The Company has indemnified the Principals for any liability or losses incurred by them as a result of any personal guarantees of Company indebtedness or as a result of their secondary liability for Company indebtedness as former general partners of certain predecessor partnerships consolidated into the Company. This indemnification could be secured by certain of the Company's properties; however, it was unsecured at September 30, 1993 and cannot be secured without Bankruptcy Court approval.

   Certain of the Company's subsidiaries are general partners in various partnerships. As general partners, these subsidiaries could be subject to unlimited liability for the obligations and actions of these partnerships. One of these partnerships, Centennial Real Estate Investment Fund ("CREIF"), filed a petition with the United States Bankruptcy Court in Phoenix, Arizona, to seek protection under Chapter 11 of the federal bankruptcy laws. CREIF's principal creditor who held a $2,218,000 note secured by a deed of trust on CREIF's principal asset, a shopping center in Gilbert, Arizona, has foreclosed on the shopping center and has commenced legal action against CCI for collection of an asserted deficiency of approximately $1,600,000. The Company disputes the amount of deficiency and does not believe it will suffer a material loss from this legal action.

   In November 1991, ACPDI lost its Val Vista/Broadway, Southern/Higley and Island Galleria properties in foreclosure by a single lender. The principal and accrued interest balances on the note secured by these properties were $5,977,000 and $1,062,000, respectively, at the time of foreclosure. The properties were also encumbered by $350,000 in accrued real estate taxes. The lender has filed a claim with the Bankruptcy Court in CGI's bankruptcy proceedings for a deficiency judgement in the amount of $4,740,000. The Company disputes this amount

                             - 17 -

and intends to contest the claim. The Company and its subsidiaries have accrued approximately $3,700,000 to cover this contingency and the potential deficiency related to the North
Pima Center foreclosure discussed below.

   In November 1990, ACPDI lost its North Pima Center property in foreclosure. This property was a 69,000 square foot neighborhood shopping center and automotive center in Tucson, Arizona which had experienced significant vacancy problems because of depressed market conditions. The carrying value of the property at the time of foreclosure was approximately $6,455,000. Upon foreclosure, ACPDI charged the difference between the property's cost basis and the debt secured by the property, which totaled approximately $4,104,000 plus $204,000 in other accrued liabilities against its allowance for losses on real estate investments, which had been recorded in prior years. No revenues were recorded in connection with this transaction. The lender had commenced legal action against CGI for an asserted $933,000 deficiency plus other costs resulting from the foreclosure prior to the commencement of CGI's bankruptcy proceedings. Subsequently, the lender has filed an amended claim with the Bankruptcy Court in CGI's bankruptcy proceedings in the amount of $504,000.

   As discussed in note 1, several creditors have submitted claims to the Bankruptcy Court for substantial amounts which have not been accrued in the consolidated financial statements and which CGI intends to contest. The Bankruptcy Court may ultimately determine that some of these claims are valid.

   Legal proceedings also include a class action complaint against the Company and other persons, including certain officer/directors of the Company. The complaint alleges, among other things, violations of state and federal securities laws and breach of fiduciary duties in connection with the consolidation of the Company in 1987. As discussed in note 2 to the financial statements, the Company has reached a tentative settlement agreement with the plaintiffs in the case, however, the agreement is still being documented and will require the approval of the State Court in which the action has been filed. The Company has not recorded any provision for the settlement of this case pursuant to the tentative agreement.












                             - 18 -
THE CENTENNIAL GROUP, INC. AND SUBSIDIARIES (Debtor-in-
Possession)
ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS

   The following discussion compares operating results for the three months ended September 30, 1993 and 1992. As a result of a continuing lack of any substantial property sales caused by depressed conditions in the real estate industry and the Company's continued downsizing, revenues decreased from $899,000 during the three months ended September 30, 1992 to $432,000 during the three months ended September 30, 1993. These depressed levels of revenues and the $5,100,000 provision for losses on real estate investments during the the three months ended September 30, 1992 were the principal reasons that the Company incurred net losses during the three months ended September 30, 1993 and 1992 of $1,958,000 and $6,315,000,
respectively.

   Reference is made to Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1993 on file with the Securities and Exchange Commission.

   Gross profits, as used in the following discussions, represent gross revenues less selling expenses less costs directly associated with the asset sold or the services performed. Gross profits have not been reduced by general and administrative costs of the Company or its subsidiaries.

   The following discussions refer to certain properties by number. These numbers correspond to property numbers used in the Company's Form 10-K for the fiscal year ended June 30, 1993.

REAL ESTATE DEVELOPMENT

   There was only one sale of development and operating property during the three months ended September 30, 1992 while there were no sales of development and operating property consummated during the three months ended September 30, 1993. The Company believes that this lack of sales is principally the result of the shortage of available financing and/or capital for the real estate industry coupled with concerns of other developers about certain unresolved entitlement issues involving the Company's properties and real estate market conditions in general.

   The prior year sale involved the Company's Property No. 14 which was zoned for residential purposes and consisted of approximately 9.6 acres. The cash transaction generated revenues

                             - 19 -
of $198,000, net of selling expenses of $22,000, and resulted in a loss of $22,000. The Company applied $116,000 of its previously recorded allowance for losses against the cost basis of this property at the time of the sale.

   Although the Company has had minimal sales activity during the past two years, it has continued its efforts to obtain zoning and other entitlement changes approvals on a number of its Sacramento area properties. The Company was successful during fiscal 1993 in obtaining approvals for zoning changes which will allow the Company to develop an auto mall at its Property No. 2. As a result of this approval, the Company was able to close escrow in December 1993 on an additional 8.5 acres of the property as the second part of a staged transaction with two auto dealerships (See note 3 to the Company's consolidated financial statements as of June 30, 1993 included with the Company Form 10-K as of that
same date).   The Company also closed escrow on an additional 6.4
acres of this property in January 1994 to the same individuals. The Company was also successful in obtaining certain zoning changes on a portion of its Property No. 7 in August 1993 and was subsequently able to place approximately 65 acres of this property into two separate sales escrows which are scheduled to be consummated in the quarter ending March 31, 1994. The Company is hopeful that these transactions will general additional activity at these properties. Although these developments are encouraging, there can be no assurance that the escrows which have not yet closed will ever close or that any additional transactions will be consummated. Additionally, the transactions discussed above are not expected to generate any significant cash flow to the Company due to required debt payments and development costs. Finally, the Company continues to experience issues and delays in its efforts to obtain entitlement changes on its remaining Sacramento properties. Until such time as economic conditions improve and/or these entitlement changes can be obtained, the Company believes the marketability of these remaining properties will continue to be impaired.

HOMEBUILDING

   The following table summarizes selected financial data of the Company's residential construction activities:

                                         Three Months Ended
                                            September 30,
                                         1993           1992
                                       (dollars in thousands)

Sales of single-family homes           $     144      $     163
Gross profit (loss)                          (21)           (12)
Gross profit (loss) percentage            (14.6)%         (7.4)%
Units sold                                     1              1


                             - 20 -
   Both of the units sold during the first quarters of fiscal 1994 and 1993 were at the Company's single family home project in Fontana, California. The current losses have resulted from reduced sales prices caused by depressed market conditions as well as increased carrying and marketing costs on the units sold.

CONSTRUCTION

   The Company earned $144,000 in construction revenues related to its Lancaster project infrastructure contracts during the three months ended September 30, 1992. Gross profits of $88,000, were recorded on these revenues. The gross profit margin in fiscal 1993 resulted from the settlement of certain disputed costs for an amount less than that which had previously been accrued. No comparable revenues were earned during the three months ended September 30, 1993.

INTEREST INCOME

   Interest income decreased from $95,000 during the three months ended September 30, 1992 to $31,000 during the three months ended September 30, 1993. The decrease in interest income is principally due to a decrease in the average balance of interest bearing deposits during fiscal 1994 as well as a decline in average interest rates.

RENTAL, FEE AND OTHER INCOME

   A breakdown of rental, fee and other income is shown below:

                                         Three Months Ended
                                            September 30,
                                         1993           1992
                                       (dollars in thousands)

Fee income                             $      73      $      66
Rental and other income                      184            233
                                       _________      _________

Total                                  $     257      $     299
                                       _________      _________

   Fee income represents consulting fees earned from public partnerships in which Centennial Capital, Inc. or CMIF, Inc. are general partners, loan origination fees, property management fees and brokerage fees. The decrease in rental and other income from fiscal 1993 to fiscal 1994 is attributable to increased vacancy at Property No. 20 and the receipt of a non-recurring $32,000 legal settlement in fiscal 1993.




                             - 21 -
PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

   The Company increased its allowance for losses on real estate investments by $5,100,000 during the three months ended September 30, 1992. The Company recorded this provision to reserve certain development and carrying costs incurred during the quarter on properties whose value has not clearly increased and to reflect additional anticipated losses on two of the Company's properties whose near-term disposition appeared probable as a result of negotiations with lenders and a potential buyer. There was no comparable provision recorded during the three months ended September 30, 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The following table summarizes the significant components of these expenses:

                                         Three Months Ended
                                            September 30,
                                         1993           1992
                                       (dollars in thousands)

Number of employees                           29             42
Square footage under lease                 1,599          5,544

Selling, general and administrative
 expenses:
  Salaries and related expenses        $     430      $     667
  Rent and facilities expenses                65             79
  Legal fees                                 313            181
  Insurance                                   86            100
  Depreciation                                29             34
  Expense recoveries from affiliates        (101)          (132)
  Auto and travel                             28             32
  Accounting and audit fees                   39             69
  Investor mailings                           39              2
  Overhead capitalized to development
   properties                                (31)          (107)
  Other                                       70             72
                                       _________      _________

                                       $     967      $     997
                                       _________      _________

   The Company has continued to reduce its general and administrative costs through staff reductions, downsizing facilities and the reduction of certain executive officers' compensation. Legal fees during the three months ended September 30, 1993 and 1992 include $133,000 and $113,000, respectively, in insolvency counsel fees. Other legal fees have increased substantially during fiscal 1994 due to litigation involving

                             - 22 -
certain claims submitted in the bankruptcy proceedings as well as fees associated with the "Certificates of Participation" offering.

REAL ESTATE TAXES

   Real estate tax expense increased from $189,000 for the three months ended September 30, 1992 to $281,000 for the three months ended September 30, 1993, while total real estate taxes incurred increased by $150,000 as a result of late charges being assessed on unpaid balances. The change in total real estate taxes incurred is summarized as follows:

                                         Three Months Ended
                                            September 30,
                                         1993           1992
                                       (dollars in thousands)

Real estate tax expense                $     281      $     189
Real estate taxes capitalized
 to properties under development             386            533
Real estate taxes not accrued
 (See note 1)                                205            ---
                                       _________      _________

Total real estate taxes incurred       $     872      $     722
                                       _________      _________

   The decreased amount of taxes capitalized is due to the declining level of development activities being conducted by the Company due to the lack of available capital.

INTEREST EXPENSE

   Although interest expense increased from $305,000 for the three months ended September 30, 1992 to $845,000 for the three months ended September 30, 1993, total interest incurred actually declined slightly. The change in expense resulted from differing accrual and capitalization treatments during the two periods which are summarized as follows:













                             - 23 -

                                         Three Months Ended
                                            September 30,
                                         1993           1992
                                       (dollars in thousands)

Interest expense                       $     845      $     305
Interest capitalized to
 properties under development                395          1,702
Interest not accrued
 (See note 1)                                751            ---
                                       _________      _________

Total Interest incurred                $   1,991      $   2,007
                                       _________      _________


LIQUIDITY AND CAPITAL RESOURCES

   Introduction

   As discussed in note 2 to the consolidated financial statements, CGI is operating under Chapter 11 of the United
States Bankruptcy Code.

   The following paragraphs discuss the liquidity and capital resources of CGI, ACPDI, CEI and the other subsidiaries of CGI separately since the ability of the Company to transfer capital between the companies in the consolidated group has been severely restricted by the bankruptcy proceedings. Reference is made to the consolidating balance sheet included below which shows the assets and liabilities of each group separately.

   CGI

   CGI was in default on substantially all of its secured notes payable as a result of payments which were past due immediately prior to CGI's filing of its voluntary petition for relief under Chapter 11. A number of CGI's secured creditors had commenced foreclosure proceedings which were stayed by the bankruptcy proceedings. However, as discussed previously, these and other creditors already have filed or may file motions in the future with the Bankruptcy Court to have such stays lifted. Two properties have already been lost in foreclosure, including Property No. 6 which was lost on December 14, 1993 (see note 2 to the consolidated financial statements). CGI has presently stopped making payments on all of its debt secured by real estate assets except for debt secured by operating properties and by CGI's corporate headquarters. However, CGI will be required to resume making payments at various times in the future as part of its proposed Plan which has been filed with the Bankruptcy Court. Interest is accruing at the rate of approximately $504,000 per month pursuant to existing note terms and will accrue at the rate

                             - 24 -
of approximately $209,000 pursuant to the restructured terms proposed in the Plan on CGI's remaining notes payable secured by real estate assets after the anticipated foreclosures on Property
Nos. 5, 6, 13 and 23.

   In addition to note payments, CGI has suspended making virtually all of its real property tax payments. Therefore, it will also be necessary for CGI to resume making real property tax payments in the future as a part of its Plan. Real property taxes are currently accruing at the rate of approximately
$277,000 per month on CGI's properties and will decline to $184,000 after the anticipated foreclosures and estimated assessment valuation appeals.

   As previously discussed, CGI has continued to reduce its general and administrative overhead. Based on current reduced levels, these expenses are still expected to require the outlay of approximately $125,000 per month before legal and professional fees. The amount of ongoing legal and professional fees cannot be reasonably forecasted at this time due to the uncertainties created by the bankruptcy proceedings; however, these costs could be significant.

   In order to enhance the value and marketability of CGI's properties, CGI intends to continue seeking certain entitlements and to continue using consultants on certain projects. CGI's ability to incur such costs will be limited by the amount of capital resources it presently has or is able to generate in the future.

   As of September 30, 1993, CGI had $2.2 million in unrestricted cash. CGI's cash had decreased to $949,000 as of January 31, 1994. CGI's principal potential capital resources include the sale or joint venture of properties, new debtor-in-possession financing, and the repayment of amounts due from certain affiliated entities, including CEI. As previously discussed, market conditions, delays in obtaining entitlements and the lack of financing for CGI's potential customers have severely restricted the ability of the Company to sell property in the near term. CGI has engaged in preliminary discussions with certain parties regarding joint ventures and/or debtor-in-possession financing; however, none of these discussions are ongoing as of the date of this report. The amount and timing of cash generated from the sources discussed above will have a significant impact on the success of the Company's proposed Plan. Based upon current cash flow forecasts, the Company's cash will be completely depleted by the fourth quarter of fiscal 1994 if no net cash is generated from the property sales, joint ventures or other sources. If the Company's cash is completely depleted, it could be forced to liquidate its assets and it is unlikely that the proceeds from such liquidation will be sufficient to repay all of the Company's liabilities.

                             - 25 -
   ACPDI

   ACPDI's capital resources are extremely limited. As of September 30, 1993 it had only $5,000 in cash. It is anticipated that approximately $1,120,000 of its $1,344,000 carrying value of properties under development and held for investment or sale will be lost through foreclosures or deed in lieu of foreclosure transactions. The note payable, accrued interest and accrued real estate taxes on the properties anticipated to be lost are $1,821,000, $732,000 and $243,000, respectively. ACPDI's receivables are not expected to be converted to cash in the near term. It is expected that ACPDI's remaining assets will be liquidated and that its remaining creditors will receive only a partial recovery, if any, of their debt. Three creditors holding notes payable secured by real estate with combined principal and interest balances of $1,831,000 may have recourse against CGI for deficiencies after they complete their foreclosures.

CEI

   As of September 30, 1993, CEI had $63,000 in unrestricted cash. Its $317,000 in receivables are principally comprised of non-current refundable utility deposits. Thus, CEI's only significant potential source of cash in the near term is from the sale of property. However, the combined current market values of CEI's Lancaster and Bakersfield projects are currently estimated to have declined to the point that CEI has minimal, if any, equity in the properties. Accordingly, as of September 30, 1993, CEI's only probable source of cash in the near term was from the sale of its 2 remaining homes at its Fontana project and its custom homesite in San Juan Capistrano. Both of the Fontana homes closed escrow subsequent to September 30, 1993. The San Juan Capistrano homesite was also sold for $150,000 subsequent to September 30, 1993.

   CEI's principal capital requirements are interest and taxes on its Lancaster and Bakersfield projects and general and administrative expenses which are currently averaging approximately $27,000 per month. CEI has suspended making interest and tax payments on its Lancaster and Bakersfield projects and is presently negotiating with the lenders to execute deeds in lieu of foreclosure in complete satisfaction of the debt. If these lenders elect to do so, they may pursue judicial foreclosure proceedings and sue CEI for deficiencies.

OTHER SUBSIDIARIES

   CGI's other subsidiaries include a joint venture which has negotiated an extension of a $1.4 million note payable secured by the Property No. 9 until April 1994. This joint venture does not have sufficient capital resources to repay the note when it matures; however, it is in the final negotiation stages to sell a

                             - 26 -
large portion of the property and, if consummated, the sale would provide cash to repay the loan. The other subsidiaries in this group all expected to have sufficient resources to fund their operations other than the potential contingent claims disclosed in note 5 to the consolidated financial statements.

OTHER INFORMATION

   During the three months ended September 30, 1993, the principal sources of cash for the Company were as follows:
$144,000 in proceeds from home sales; $1,000,000 in proceeds from the liquidation of short-term investments; and $214,000 in construction revenues, fees and rents. The principal uses of cash for the Company were: $100,000 in interest payments; and $2,472,000 in construction, property operating costs and general and administrative costs. The $1,000,000 proceeds from the liquidation of short-term investments were paid to the Company's bonding company for the work they performed in connection with performance bonds which they had issued on behalf of the Company. See note 5 to the consolidated financial statements.

   The Company's principal sources of capital during the past several years have been cash generated from the sale of development property and funds generated from the refinance or extension of existing debt as it matured. As discussed above, the Company believes that the increasing scarcity of financing available to the real estate industry has restricted the Company's ability to generate cash from the sale of development property in the near term. Other less significant sources of cash for the Company include the sale of single-family homes in Fontana, interest income on short-term investments, cash on hand and fee income.

                               CONSOLIDATING BALANCE SHEETS
                                    September 30, 1993
                                       (Unaudited)
                                      (in thousands)
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
ASSETS
 Properties under
  development and
  held for
  investment or sale $ 101,652  $   1,344  $  17,005  $   4,712  $     ---   $ 124,713
 Cash and cash
  equivalents            2,211          5         63        227        ---       2,506
 Short-term
  investments              ---        ---        ---        ---        ---         ---
 Accounts and notes
  receivable                50          1        307         12        ---         370
 Due from affiliates       560         57        ---        107        ---         724
 Intercompany
  receivables            3,718        ---        ---      8,972    (12,690)a       ---
 Investment in
  subsidiaries           5,475        ---        ---         56     (5,531)b       ---
 Other assets            1,417          4         75         35        ---       1,531
 Deferred income tax
  benefits                 ---        ---        ---      1,362     (1,362)c       ---
                     _________  _________  _________  _________  _________   _________

   Total assets      $ 115,083  $   1,411  $  17,450  $  15,483  $ (19,583)  $ 129,844
                     _________  _________  _________  _________  _________   _________





                   CONSOLIDATING BALANCE SHEETS (Unaudited) (Continued)
                                    September 30, 1993
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
LIABILITIES AND
STOCKHOLDERS EQUITY

 LIABILITIES NOT
 SUBJECT TO
 COMPROMISE:
  Secured notes
   payable           $  36,281  $     ---  $   5,578  $   1,412  $     ---   $  43,271
  Secured notes
   payable to
   affiliate                11        ---     10,591         51        ---      10,653
  Accrued interest
   on secured notes     12,451        ---        298         54        ---      12,803
  Accrued real
   estate taxes
   payable               8,800        300        438        109        ---       9,647
  Accounts payable
   and other accrued
   liabilities           2,140         47        128        126        ---       2,441
  Income taxes payable
   (refundable)             21          2       (386)       369        ---           6
  Intercompany
   payables                  1        ---      1,166      1,674     (2,841)a       ---
  Deferred income
   taxes                 1,362        ---        ---        ---     (1,362)c       ---
                     _________  _________  _________  _________  _________   _________

    Subtotal            61,067        349     17,813      3,795     (4,203)     78,821
                     _________  _________  _________  _________  _________   _________


                   CONSOLIDATING BALANCE SHEETS (Unaudited) (Continued)
                                    September 30, 1993
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
 LIABILITIES SUBJECT
 TO COMPROMISE:
  Notes payable
   (undersecured)       13,565      1,821        ---        ---        ---      15,386
  Other amounts due
   to affiliates           259        ---        ---        ---        ---         259
  Accrued interest
   payable               7,170        732        ---        ---        ---       7,902
  Accrued real
   estate taxes
   payable                 ---        ---        ---        ---        ---         ---
  Accounts payable
   and other accrued
   liabilities           4,008          4        ---        ---        ---       4,012
  Intercompany
   payables              8,700      1,149        ---        ---     (9,849)a       ---
                     _________  _________  _________  _________  _________   _________

    Subtotal            33,702      3,706        ---        ---     (9,849)a    27,559
                     _________  _________  _________  _________  _________   _________

  Minority Interest        ---        ---        ---      3,183        (31)b     3,152
  Stockholders'
   equity               20,314     (2,644)      (363)     8,505     (5,500)b    20,312
  Total
   liabilities and
   stockholders'
   equity            $ 115,083  $   1,411  $  17,450  $  15,483  $ (19,583)  $ 129,844
                     _________  _________  _________  _________  _________   _________
a. Eliminates intercompany receivables and payables.  b. Eliminates investment in subsidiaries.  c. Reclassifies deferred tax benefits as reductions in deferred tax liability.

                             PART II

OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   No material developments have occurred regarding ongoing legal proceedings since the Company filed its Form 10-K for the year ended June 30, 1993 other than those discussed below:

   SHIRLEY DANIELS, ET AL. VS. THE CENTENNIAL GROUP, INC. ET AL.
SUPERIOR COURT COUNTY OF ORANGE, STATE OF CALIFORNIA, CASE NO. 52
67 08 ("DANIELS I"). In June, 1987, a class action complaint was filed against CGI and certain of its subsidiaries, Ronald R.
White, John B. Joseph, E.F. Hutton & Company, Inc., PaineWebber
Inc., Valuation Research Corporation and predecessor entities owned by White and Joseph (collectively, the "Defendants"). The action was brought on behalf of a class of persons or entities who were limited partners in certain predecessor publicly-held real estate partnerships as of April 30, 1987, the record date for limited partners of the limited partnerships who were entitled to consent to the consolidation of these predecessor publicly-held limited partnerships and several entities owned by White and Joseph in June 1987 (the "Consolidation"). The plaintiffs alleged that the defendants violated various state and federal securities laws and breached fiduciary duties in connection with the Consolidation and the solicitation of consents for the Consolidation.

   In the action, the plaintiffs sought to recover compensatory and punitive damages in unspecified amounts. They also sought recission and invalidation of the Consolidation and the imposition of a constructive trust upon the shares of CGI distributed to White and Joseph, the imposition of a constructive trust upon all fees, commissions and the other monies paid by the Company to defendants E.F. Hutton & Company, Inc. and PaineWebber
Inc., and reimbursement to the predecessor publicly-held real estate partnerships for all expenses incurred in connection with the consent solicitation and the Consolidation.

   The Defendants answered the Plaintiff's complaint, and denied any liability to the plaintiffs. The plaintiffs made four motions for an order certifying the case as a class action. Each of these motions was denied by the Superior Court. Following the denial of its fourth motion, the plaintiffs filed an appeal from this decision with the Court of Appeal. The Court of Appeal subsequently reversed the Superior Court ruling denying the motion for class certification. On January 5, 1994, the Superior
Court issued an order, which certified the action as a class action.


                             - 31 -
   In recent months, the parties have conducted extensive settlement negotiations. As a result of these negotiations, defendants Valuation Research Corporation, E.F. Hutton & Company,
Inc. and PaineWebber, Inc. reached a separate settlement with the plaintiffs. In addition, the remaining defendants, including
CGI, Joseph and White (hereinafter, collectively, the "Centennial
Defendants") have now reached a prospective settlement with the plaintiffs.

   By the terms of the this prospective settlement, Centennial
Community Developers, Inc. and Centennial Capital, Inc. shall assign for the benefit of the plaintiff class their claims in the CGI Chapter XI bankruptcy proceeding in the approximate amount of $3,325,000, and (2) White and Joseph shall assign for the benefit of the plaintiff class their "stock appreciation rights" in the common stock received by them as a result of the Consolidation.
Pursuant to the terms of the prospective settlement, if the Centennial stock received by White and Joseph in the Consolidation increases in price to a value above $1.50 per share, the plaintiffs will receive 50% of any such increase between $1.51 and $5.00 per share.

   Settlement of the action will be subject to the Superior Court entering a judgment approving the settlement terms following notice of the settlement to members of the class and a hearing to determine whether the settlement should be approved.

   The parties are currently completing the documentation of the prospective settlement, and procedures for notifying the members of the class of the settlement terms, and scheduling the hearing referred to above have not yet been finalized.


ITEM 2.  CHANGES IN SECURITIES

NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Reference in made to Note 2 to the consolidated financial statements on page 11.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5.  OTHER INFORMATION

NONE

                             - 32 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

NONE

(b) Reports on Form 8-K.

NONE












































                             - 33 -
                           SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE CENTENNIAL GROUP, INC.



By: /s/Ronald R. White                         February 23, 1994
    _________________________                  _________________

    Ronald R. White                            Date
    Chairman of the Board,
    President





By: /s/Joel H. Miner                           February 23, 1994
    _________________________                  _________________

    Joel H. Miner                              Date
    Chief Financial Officer,
    Vice President






















