Form 10-Q
period 1993-12-31
CENTENNIAL GROUP INC /DE/
filed 1994-02-23
CIK 810909

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1993 or

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

                        YES  X     NO

           Indicate the number of shares of stock of
                  the registrant outstanding:
    26,195,675* SHARES OF COMMON STOCK AS OF January 1, 1994


* Net of 423,330 shares of stock held in treasury.

                     THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                          Consolidated Balance Sheets (Unaudited)
                                  (dollars in thousands)
                                                            December 31,    June 30,
                                                               1993           1993
ASSETS
  Properties under development and held for
    investment or sale (notes 2, 3 and 4)                   $  87,950      $ 123,943
  Cash and cash equivalents                                       848          3,710
  Short-term investments                                          ---          1,000
  Accounts and note receivable, net                               353            345
  Due from affiliates, net                                        735            724
  Property and equipment, net of accumulated
    depreciation of $1,387 and $1,335 as of
    December 31, 1993 and June 30, 1993,
    respectively                                                1,093          1,143
  Other assets                                                    359            350
                                                            _________      _________

      Total assets                                          $  91,338      $ 131,215
                                                            _________      _________
LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES NOT SUBJECT TO COMPROMISE:
    Notes payable                                           $  29,429      $  43,278
    Notes payable and amounts due to affiliates                10,652         10,652
    Accrued interest on notes and bonds payable                 5,970         11,739
    Accrued real estate taxes payable                           7,020          8,936
    Accounts payable and other accrued liabilities              4,270          3,700
                                                            _________      _________

      Subtotal                                                 57,341         78,305
                                                            _________      _________
                           Consolidated Balance Sheets (Unaudited)
                                        (Continued)
                                                            December 31,    June 30,
                                                               1993           1993
  LIABILITIES SUBJECT TO COMPROMISE:
    Notes payable                                           $  15,395      $  15,377
    Other amounts due to affiliates                               246            259
    Accrued interest payable                                    7,951          7,854
    Accounts payable and other accrued liabilities              5,743          3,993
                                                            _________      _________

      Subtotal                                                 29,335         27,483
                                                            _________      _________

      Total liabilities                                        86,676        105,788
                                                            _________      _________

  MINORITY INTEREST                                             3,156          3,157

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000
      shares authorized; no shares issued or outstanding
    Common stock, $.01 par value; 50,000,000
      shares authorized; issued and
      outstanding 26,619,005 shares at
      at December 31, 1993 and June 30, 1993                      266            266
    Additional paid-in capital                                136,312        136,312
    Accumulated deficit                                      (132,562)      (111,798)
    Treasury stock at cost; 423,330 shares at
      December 31, 1993 and June 30, 1993                      (2,510)        (2,510)
                                                            _________      _________

      Total stockholders' equity                                1,506         22,270
                                                            _________      _________
      Total liabilities, minority interest
        and stockholders' equity                            $  91,338      $ 131,215
                                                            _________      _________

                    THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                     Consolidated Statements of Operations (Unaudited)
               For the three and six months ended December 31, 1993 and 1992
                       (dollars in thousands, except per share data)
                                       Three Months Ended           Six Months Ended
                                           December 31,                December 31,
                                       1993           1992         1993           1992
Revenues
  Sales of:
   Development and operating
     properties                      $  1,915       $    190     $  1,915       $    388
   Single-family homes                    128            ---          272            163
  Construction                            ---              8          ---            152
  Interest                                 22             55           53            150
  Rental, fee and other                   227            266          484            565
                                     ________       ________     ________       ________

     Total revenue                      2,292            519        2,724          1,418
                                     ________       ________     ________       ________

Costs and expenses:
  Cost of sales:
   Development and operating
     properties                         1,914            189        1,914            409
   Single-family homes                    144            ---          309            175
  Construction expenses                   ---              8          ---             64
  Property operating expenses             152            160          277            316
  Provision for losses on real
   estate investments                  12,000         35,000       12,000         40,100
  General & administrative (note 2)       954          1,207        1,921          2,002
  Real Estate Taxes (note 1)              220            ---          501            391
  Interest expense (notes 1 and 4)        713            151        1,558            456
                                     ________       ________     ________       ________

     Total costs and expenses          16,097         36,715       18,480         43,913
                                     ________       ________     ________       ________

               For the three and six months ended December 31, 1993 and 1992
                       (dollars in thousands, except per share data)
                                       Three Months Ended           Six Months Ended
                                           December 31,                December 31,
                                       1993           1992         1993           1992

     Loss before minority interest,
       income taxes and
       extraordinary item            $(13,805)      $(36,196)    $(15,756)      $(42,495)

Minority interest in earnings             ---              9          ---             17
                                     ________       ________     ________       ________
     Loss before income taxes
       and extraordinary item         (13,805)       (36,205)     (15,756)       (42,512)

Income tax expense                          1            ---            8              8
                                     ________       ________     ________       ________
     Loss before extraordinary
       item                           (13,806)       (36,205)     (15,764)       (42,520)
                                     ________       ________     ________       ________
Extraordinary charge related to
  settlement of litigation (note 2)    (5,000)           ---       (5,000)           ---
                                     ________       ________     ________       ________

     Net loss                        $(18,806)      $(36,205)    $(20,764)      $(42,520)

  Net loss per common
  share (note 1)                     $   (.72)      $  (1.38)    $  ( .79)      $  (1.62)
                                     ________       ________     ________       ________
Weighted average shares
  outstanding (note 1)             26,195,675     26,195,675   26,195,675     26,195,675

                     THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                Consolidated Statements of Stockholders' Equity (Unaudited)
                                  (dollars in thousands)
                                        Additional                               Total
                              Common      Paid-in    Accumulated  Treasury    Stockholder's
                              Stock       Capital      Deficit     Stock         Equity

Balance, June 30, 1993      $     266   $ 136,312    $(111,798)  $  (2,510)   $  22,270

Net loss                          ---         ---      (20,764)       ---       (20,764)
                            _________   _________    _________   _________    _________

Balance, December 31, 1993  $     266   $ 136,312    $(132,562)  $  (2,510)   $   1,506
                            _________   _________    _________   _________    _________

                    THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
                     Consolidated Statements of Cash Flows (Unaudited)
                    For the six months ended December 31, 1993 and 1992
                                  (dollars in thousands)
                                                         December 31,      December 31,
                                                            1993              1992
CASH FLOW FROM OPERATING ACTIVITIES:
 Net proceeds from sales of property                     $     726         $     546
 Cash payments on notes receivable from
   sales of property                                           ---             2,296
 Construction revenues, fees and rents received                451               502
 Interest received                                              53               151
 Other income received                                           7                37
 Property development costs paid                              (159)             (939)
 Principal reductions on seller provided financing
   secured by properties                                      (730)           (1,603)
 Interest paid                                                (403)             (768)
 Other payments to suppliers and payroll costs paid         (3,805)           (2,445)
 Income taxes paid                                              (8)               (8)
                                                         _________         _________

   Net cash used by operating activities                    (3,868)           (2,231)
                                                         _________         _________
CASH FLOW FROM INVESTING ACTIVITIES:
 Collections (increase) on other non-trade receivables          18               (24)
 Cash received from short-term investments                   1,000               ---
 Cash received from (advanced to) affiliates                   (15)               76
 Cash received from other assets                                24                 5
 Purchase of property and equipment                             (2)               (2)
                                                         _________         _________

   Net cash flows from investing activities                  1,025                55
                                                         _________         _________

                    For the six months ended December 31, 1993 and 1992
                                  (dollars in thousands)
                                                         December 31,      December 31,
                                                            1993              1992
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from new notes payable                         $     ---         $     138
 Principal payments on notes payable                           (13)              (12)
 Proceeds (reductions) from/in notes
  payable to affiliates                                         (5)               51
 Receipts against non-operating other accruals                 ---                12
 Cash distributions to minority interest                        (1)               (5)
                                                         _________         _________

   Net cash flows provided from
     (used by) financing activities                            (19)              184
                                                         _________         _________

 Net decrease in cash and cash equivalents                  (2,862)           (1,992)
 Cash and cash equivalents at beginning of period            3,710             6,901
                                                         _________         _________

 Cash and cash equivalents at end of period              $     848         $   4,909
                                                         _________         _________














               Consolidated Statements of Cash Flows (Unaudited) (Continued)
                   For the three months ended December 31, 1993 and 1992
                                  (dollars in thousands)
                                                         December 31,      December 31,
                                                            1993              1992
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
 (USED) BY OPERATING ACTIVITIES:
Net loss                                                 $ (20,764)        $ (42,520)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Depreciation and amortization                               148               162
   Amortization of note payable discounts                       20               157
   Provision for losses on real estate investments          12,000            40,100
   Decrease (increase) in properties under development
     and held for investment or sale                           176            (4,634)
   Decrease in notes receivable from property sales            ---             2,296
   Increase in other receivables, net                          (27)              (56)
   Decrease (increase) in other assets                         (29)               61
   Decrease in seller provided financing, net                 (730)           (1,603)
   Increase in accrued interest payable                      1,904             2,410
   Increase in accrued real estate taxes payable             1,099             1,515
   Decrease in accounts payable and accrued liabilities      2,343              (128)
   Other                                                        (8)                9
                                                         _________         _________

     Net cash used by operating activities               $  (3,868)        $  (2,231)
                                                         _________         _________

The following table summarizes the effects of the foreclosure of Property No. 6 in fiscal
1994 ( see note 2 ) and the reacquistion of Property No. 23 in fiscal 1993:
   Net (increase) decrease in properties under development
    and held for investment or sale                         23,721            (15,922)
   Decrease in accounts and notes receivable                   ---             15,549
   Decrease in notes payable                               (13,108)               ---
   Increase (decrease) in accrued interest payable          (7,575)               ---
   Increase (decrease) in accrued real estate taxes         (3,038)               373
/TABLE

        THE CENTENNIAL GROUP, INC. (Debtor-in-Possession)
     Notes to Consolidated Financial Statements (Unaudited)
             For December 31, 1993 and June 30, 1993


1. GENERAL

   In the opinion of management, the unuaudited financial information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The results of operations for the three and six months ended December 31, 1993 and 1992 are not necessarily indicative of those expected for a full year. Information pertaining to the three and six month periods ended December 31, 1993 and 1992 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

   Reclassifications

   Certain amounts in the June 30, 1993 and December 31, 1992 consolidated financial statements have been reclassified to conform with the December 31, 1993 presentation.

   Nonaccrued Interest and Taxes

   Effective July 1, 1993, the Company ceased accruing real estate taxes and interest on debt secured by its Property Nos. 5, 15, 16 and 23. This accounting treatment was considered appropriate since the Company is in the final stages of negotiations to execute deeds-in-lieu of foreclosures or consent to lift of stay motions to allow the lenders to foreclose on

                             - 10 -

these properties in full satisfaction of their debt and the repayment of these taxes and interest is considered improbable. The total of nonaccrued interest and real estate taxes on these four properties during the six months ended December 31, 1993 was $1,488,000 and $421,000, respectively.

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

   During CGI's bankruptcy proceedings, creditors of CGI holding notes secured by Property No. 6 and another creditor holding notes secured by the Property No. 23 filed motions for relief from stay. CGI executed agreements with these creditors through Bankruptcy Court approved stipulations which provided for consensual reliefs from stay in the event CGI had not confirmed a plan of reorganization prior to August 1993. On December 14, 1994, one of the creditors holding a note secured by a junior trust deed on Property No. 6 completed its foreclosure of the property. As of the date of this report, the creditor holding notes secured by Property No. 23 had not yet completed its foreclosure. Two other creditors of ACPDI and CGI holding notes secured by Property Nos. 11 and 13 have also filed motions for relief from stay which were consented to by ACPDI and CGI and/or approved by the Bankruptcy Court. The creditor on Property No. 11 completed its foreclosure on April 5, 1993 while the creditor

                             - 11 -
on Property No. 13 is proceeding with its foreclosure process. CGI has also consented to stipulations providing creditors on Property Nos. 3, 4 and 5 with relief from stay. Management believes that the "Allowance for Losses on Real Estate Investments" as of December 31, 1993, is sufficient to absorb any losses which have or will be incurred as a result of foreclosures on all of the properties discussed above.

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

   The Plan which was filed by CGI provides for 32 separate classes of secured creditors and unsecured creditors and stockholders. In general, the Plan provides for the extension of the maturity dates of notes payable secured by real estate until up to seven years after the effective date of the Plan and for the adjustment of the interest rates on certain notes to a fixed rate equal to three percentage points over the yield on seven year United States Treasury Bonds as of the confirmation date of the Plan, if approved. Interest will generally be payable in quarterly installments. Since the repayment terms of this debt has been proposed to be modified by the Plan, these creditors are considered to be impaired by the Plan. As of December 31, 1993, Property Nos. 3, 4, 5, 13 and 23 were expected to be lost in foreclosure pursuant to the Plan. Property Nos. 13, 15, 16 and 22 which are owned by CGI's subsidiaries are also expected to be lost in foreclosure. The Plan also provides for three separate classes of unsecured claims: settled claims under $25,000 are to be paid on or before the effective date of the Plan while the remaining unsecured creditors, both affiliated and non-affiliated, who comprise the remaining classes, will be paid in quarterly installments with interest at 7% per annum. The Company will not be required to make the quarterly payments unless its cash on hand is equal to a twelve month reserve for future operations. However, in any event, the Company will be required to make minimum annual payments of $1,000,000 by

                             - 12 -
December 31, 1994 and $2,000,000 each year thereafter until 1997 when any remaining unpaid balance is due. All pre-petition unsecured creditors are considered impaired under the Plan. The Company's stockholders are not impaired pursuant to the Plan.

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

   In the event that CGI is unable to obtain approval for the Plan or modifications thereof, it is likely that the Chapter 11 case could be dismissed or a trustee could be appointed to liquidate the assets of the Company. Additionally, even if the Plan is approved, CGI must be successful in raising a significant amount of cash from property sales, joint ventures or from other sources or face the loss of one or more of its properties to foreclosure beyond those discussed above. The consolidated financial statements of the Company as of December 31, 1993

                             - 13 -
contemplate the successful approval of the Plan and receipt of a significant amount of cash from property sales, joint ventures or from other sources.

   Since the certificate of participation offering has now been terminated, the prospects for the Company to generate sufficient cash to retain all of its remaining properties have been substantially reduced. As a result, the loss of Property Nos. 3 and 4 in foreclosure now appears likely. In light of these developments, the Company has recorded an additional $12.0 million provision for losses during the three months ended December 31, 1993 to establish a sufficient allowance for losses to absorb the chargeoff of these assets if they are lost in foreclosure.

   As discussed above, the Plan and the Consolidated Balance Sheet of the Company as of December 31, 1993 contemplate the loss of Property Nos. 3, 4, 5, 13, 15, 16, 22 and 23 in foreclosure and the retention or near term sale of Property Nos. 1, 2, 7, 9, 10, 17, 18, 19, and 20. Property No. 21 was sold during the six months ended December 31, 1993. The Company could be liable for deficiency judgements totalling up to $2.5 million on the properties expected to be lost in foreclosure. The Company's net carrying value in excess of secured debt on Property Nos. 2 and 7 totalled approximately $13.8 million while the secured debt on the remaining properties exceeded their net carrying value by approximately $3.8 million. The carrying values of Property Nos. 2 and 7 assumes that these properties will be sold in subdivided parcels over several years. The Company has been able to place a number of parcels at these two properties in escrow to be sold since September 30, 1993; however, only three of the transactions have actually been consummated as of the date of this report.

   In connection with CGI's bankruptcy proceedings, certain creditors have submitted claims to the Bankruptcy Court for amounts which the Company disputes and which had either not been recorded in the consolidated financial statements or had been recorded at amounts less than the claims submitted. Certain of these claims are discussed in note 5. As of the date of this report, the Company had reached tentative agreements with two of the largest of such claims, including the Daniel's class action litigation, for a combined total of approximately $4.8 million. The Company recorded a $5.0 million extraordinary charge to earnings to cover the expected total costs of such claims settlements during the three months ended December 31, 1993. CGI intends to contest the balance of disputed claims in the Bankruptcy Court (or other courts as applicable).

   During the six months ended December 31, 1993 and 1992, CGI paid $193,000 and $77,000, respectively, in fees to professionals in connection with the bankruptcy proceedings and was billed $251,000 and $230,000, respectively, for professional services

                             - 14 -
related to the bankruptcy proceedings. These charges have been included in general and administrative expense in the consolidated statements of operations. CGI has not incurred any other material expenses directly associated with the bankruptcy proceedings during these periods.

   As discussed above, under Chapter 11, enforcement of certain claims against CGI in existence prior to the filing of the petitions were stayed until a reorganization plan is approved. Unsecured and undersecured claims which have been stayed by the bankruptcy proceedings are reflected as "Liabilities Subject to Compromise" in the accompanying consolidated balance sheets as of December 31, 1993 and June 30, 1993.

3. CARRYING VALUE OF ASSETS

   As discussed in note 1, the Company anticipates that a portion of several of its properties may be liquidated at current depressed market values or lost in foreclosure. Management believed that the Company's allowance for losses as of September 30, 1993 was sufficient to cover losses which were expected to be incurred as a result of the anticipated sales and foreclosures of properties; however, the allowance for losses on real estate investments did not reflect possible losses which might be incurred as a result of foreclosure of Property Nos. 2, 3, 4 and 7 or losses which might be incurred if the Company were forced to liquidate a substantial amount of its property in a short period. As discussed in note 1, events occurring subsequent to September 30, 1993 have changed management's expectations and it now appears likely that Property Nos. 3 and 4 will be lost in foreclosure. As a result, the Company recorded an additional provision for losses totalling $12.0 million during the three months ended December 31, 1993 to increase its total allowance for losses on real estate investments to an amount which management believes is sufficient to absorb the losses which will be incurred if Property No.'s 3 and 4 are lost in foreclosure.

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

                             - 15 -

4. PROPERTIES UNDER DEVELOPMENT AND HELD FOR INVESTMENT OR SALE

   Properties under development and held for investment or sale consist of the following:
                                        December 31,    June 30,
                                           1993           1993
                                        (dollars in thousands)
Development and income-producing
 property:
  Land and offsite improvements
   under development and held
   for investments or sale:
    Owned by the Company                $ 153,692      $ 201,756
    Owned by consolidated joint
     venture                                8,737          8,551
                                        _________      _________

Subtotal                                  162,429        210,307

Operating properties, net of
 accumulated depreciation and
 amortization of $1,677,000 and
 $1,581,000 as of December 31, 1993
 and June 30, 1993, respectively            5,022          5,104
Single-family home projects                   160            466
                                        _________      _________

Subtotal                                  167,611        215,877

Less provision for losses on
 real estate investments                  (79,661)       (91,934)
                                        _________      _________

Total                                   $  87,950      $ 123,943
                                        _________      _________

   Capitalized interest is expensed to "Cost of Property Sold" as the Company sells properties. Interest incurred, capitalized and expensed for the six months ended December 31, 1993 is summarized as follows:
                                                      (dollars in
                                                       thousands)

Interest capitalized, June 30, 1993                   $  63,958
Interest incurred and capitalized                           779
Interest expensed (included in Cost of
   Property Sold)                                        (2,528)
Chargeoff of interest in connection with
   foreclosure of Property No. 6                        (14,500)
                                                      _________

Interest capitalized, December 31, 1993               $  47,709
                                                      _________
                             - 16 -
5. CONTINGENCIES

   As of December 31, 1993, a subsidiary of the Company was contingently liable for $6,156,000 in performance bonds. During the quarter ended September 30, 1993, the Company's bonding company drew upon $1,000,000 of letters of credit issued on behalf of the Company to cover development costs incurred by the bonding company. As of December 31, 1993, over 62% of the work required under these bonds had been completed, leaving an estimated cost of completion of approximately $2.4 million. More than $1,500,000 of these costs to complete relates to property owned by an unrelated financial institution who acquired the property through foreclosure from a developer which has filed for protection under Chapter 11 of the United States Bankruptcy Code. This developer had indemnified the Company against any losses resulting from these bonds when it acquired the property from the Company. The Company could be required to complete this work in which event it would be difficult for the Company to recover the costs. The Company has indemnified the Principals for any liability or losses incurred by them as a result of any personal guarantees of Company indebtedness or as a result of their secondary liability for Company indebtedness as former general partners of certain predecessor partnerships consolidated into the Company. This indemnification could be secured by certain of the Company's properties; however, it was unsecured at December 31, 1993 and cannot be secured without Bankruptcy Court approval.

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

   In November 1991, ACPDI lost its Val Vista/Broadway, Southern/Higley and Island Galleria properties in foreclosure by a single lender. The principal and accrued interest balances on the note secured by these properties were $5,977,000 and $1,062,000, respectively, at the time of foreclosure. The properties were also encumbered by $350,000 in accrued real estate taxes. The lender has filed a claim with the Bankruptcy Court in CGI's bankruptcy proceedings for a deficiency judgement in the amount of $4,740,000. The Company has entered into

                             - 17 -
Bankruptcy Court approved settlement of this claim for $2,800,000. The Company and its subsidiaries have accrued approximately $3,700,000 to cover this contingency and the potential deficiency related to the North Pima Center foreclosure discussed below.

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

   As discussed in note 1, several creditors have submitted claims to the Bankruptcy Court for amounts which have not been accrued in the consolidated financial statements and which CGI intends to contest. The Bankruptcy Court may ultimately determine that some of these claims are valid.

   Legal proceedings also include a class action complaint against the Company and other persons, including certain officer/directors of the Company. The complaint alleges, among other things, violations of state and federal securities laws and breach of fiduciary duties in connection with the consolidation of the Company in 1987. As discussed in note 2 to the financial statements, the Company has reached a tentative settlement agreement with the plaintiffs in the case, however, the agreement is still being documented and will require the approval of the State Court in which the action has been filed. The Company believes it has now recorded a sufficient provision for the settlement of this case pursuant to the tentative agreement.

THE CENTENNIAL GROUP, INC. AND SUBSIDIARIES (Debtor-in-
Possession)
ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS

   The following discussion compares operating results for the three and six months ended December 31, 1993 and 1992. Total revenues increased from $519,000 to $2,292,000 during the three month periods ended December 31, 1992 and 1993, respectively, and from $1,418,000 to $2,724,000 for the six month periods ended December 31, 1993, respectively. However, these increased revenues did not generate any gross profits for the Company. Additionally, the Company recorded provisions for losses on real estate investments of $35,000,000 and $12,000,000 for the same three month periods, respectively, and $40,100,000 and $12,000,000 for the same six month periods, respectively. As a result, the Company has continued to report substantial net losses totalling $18,806,000 and $20,764,000 during the three and six months ended December 31, 1993 as compared with net losses of $36,205,000 and $42,520,000 for the three and six month periods ended December 31, 1992 , respectively.

   Reference is made to Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1993 on file with the Securities and Exchange Commission.

   Gross profits, as used above and in the following discussions, represent gross revenues less selling expenses less costs directly associated with the asset sold or the services performed. Gross profits have not been reduced by general and administrative costs of the Company or its subsidiaries.

   The following discussions refer to certain properties by number. These numbers correspond to property numbers used in the Company's Form 10-K for the fiscal year ended June 30, 1993.

REAL ESTATE DEVELOPMENT

   There were only two sales of development and operating property during the three months ended December 31, 1993 while there were no sales of development and operating property consummated during the three months ended September 30, 1993. Similarly, there was only one transaction in each of the first two quarters of fiscal 1993. The Company believes that this lack of sales is principally the result of the shortage of available financing and/or capital for the real estate industry coupled with concerns of other developers about certain unresolved entitlement issues involving the Company's properties and real estate market conditions in general.
                             - 19 -
   One of the current year sales was the second part of a staged transaction to two auto dealerships involving a total of 16.4 acres of the Company's Property No. 2 which was originally entered into in fiscal 1991 ( See note 3 to the consolidated financial statements for the year ended June 30, 1993). The Company has rezoned this property for development as a freeway oriented auto mall. This transaction had originally been accounted for using the deposit method and the fiscal 1994 revenues of $1,776,000 represent the revenues generated from the entire transaction. This all-cash transaction did not result in any gross profits or losses, however, the Company did apply $5,545,000 of its previously recorded allowance for losses on real estate investments against the cost basis of this property at the time of sale. As a result of debt reductions required in order to provide the buyer with clear title to the property, this transaction actually required the Company to expend approximately $498,000 more than the cash it received from the buyer. The Company is hopeful that the commencement of construction of these two auto dealerships at the property will generate significant interest from other auto dealers who may wish to relocate to the site. The same buyers also closed escrow on an addtional 6.44 acres of this property in January 1994. This second transaction involved no down payment by the buyer and required the Company to carry back approximately $836,000 in financing. However, the Company was able to generated approximately $390,000 in net cash proceeds from this second transaction as a result of financing obtained by the buyer from Centennial Mortgage Income Fund II, an affiliate of the Company who had originally provided financing on the first transaction discussed above.

   The Company also sold its Property No. 21 in the most recent quarter for an all net cash price of $139,000. The Company applied $312,000 of its previously recorded allowance for losses on real estate investments to the cost basis of the property at the time of sale and the transaction resulted in no gain or loss.

   In addition to the sales discussed above, the Company lost its Property No. 6 in foreclosure during December 1993. The Company recorded this transaction at no gain or loss and applied $18,416,000 of its previously established allowance for losses on real estate investments to the cost basis of this property at the time of foreclosure.

   The sale in the first quarter of fiscal 1993 involved the Company's Property No. 14 which was zoned for residential purposes and consisted of approximately 9.6 acres. The cash transaction generated revenues of $198,000, net of selling expenses of $22,000, and resulted in a loss of $22,000. The Company applied $116,000 of its previously recorded allowance for losses against the cost basis of this property at the time of the sale. The sale in the second quarter of fiscal 1993 involved the Company's Property No. 12 which was rezoned to residential zoning

                              -20 -
by the buyer and consisted of approximately 4.5 acres. The all-cash transaction generated revenues of $190,000, net of selling expenses of $10,000, and resulted in a loss of $1,000. The Company applied $272,000 of its previously recorded allowance for losses on real estate investments against the cost basis of this property at the time of sale.

   Although the Company has had minimal sales activity during the past two years, it has continued its efforts to obtain zoning and other entitlement changes approvals on a number of its Sacramento area properties. As referred to above, the Company was successful during fiscal 1993 in obtaining approvals for zoning changes which will allow the Company to develop an auto mall at its Property No. 2. As a result of this approval, the Company was able to close escrow in December 1993 and January 1994 a total of 22.9 acres of the property. The Company was also successful in obtaining certain zoning changes on a portion of its Property No. 7 in August 1993 and was subsequently able to place approximately 65 acres of this property into two separate sales escrows which are scheduled to be consummated in the quarter ending March 31, 1994. The Company is hopeful that these transactions will general additional activity at these properties. Although these developments are encouraging, there can be no assurance that the escrows which have not yet closed will ever close or that any additional transactions will be consummated. Additionally, the transactions discussed above are not expected to generate any significant cash flow to the Company due to required debt payments and development costs. Finally, the Company continues to experience issues and delays in its efforts to obtain entitlement changes on its remaining Sacramento properties. Until such time as economic conditions improve and/or these entitlement changes can be obtained, the Company believes the marketability of these remaining properties will continue to be impaired.

HOMEBUILDING

   The following table summarizes selected financial data of the Company's residential construction activities:

                         Three Months Ended    Six Months Ended
                            December 31,         December 31,
                           1993      1992       1993      1992

Revenues
Sales of
  single-family homes    $ 128     $   ---    $ 272     $ 163
Gross profit (loss)        (16)        ---      (37)      (12)
Gross profit (loss)
  percentage             (12.5)%       ---    (13.6)%    (7.4)%
Units sold                   1         ---        2         1


                             - 21 -

   All of the units sold during the first quarters of fiscal 1994 and 1993 were at the Company's single family home project in Fontana, California. The current losses have resulted from reduced sales prices caused by depressed market conditions as well as increased carrying and marketing costs on the units sold.

CONSTRUCTION

   The Company earned $152,000 in construction revenues related to its Lancaster project infrastructure contracts during the six months ended December 31, 1992. Gross profits of $88,000, were recorded on these revenues. The gross profit margin in fiscal 1993 resulted from the settlement of certain disputed costs for an amount less than that which had previously been accrued. No comparable revenues were earned during the six months ended December 31, 1993.

INTEREST INCOME

   Interest income decreased from $55,000 and $150,000 during the three and six months ended December 31, 1992 to $22,000 and $53,000 during the three and six months ended December 31, 1993. The decrease in interest income is principally due to a decrease in the average balance of interest bearing deposits during fiscal 1994 as well as a decline in average interest rates.

RENTAL, FEE AND OTHER INCOME

   A breakdown of rental, fee and other income is shown below:

                         Three Months Ended    Six Months Ended
                            December 31,         December 31,
                           1993      1992       1993      1992

Fee income               $    64   $    83    $   137   $   149
Rental and other income      163       183        347       416
                         _______   _______    _______   _______

Total                    $   227   $   266    $   484   $   565
                         _______   _______    _______   _______

   Fee income represents consulting fees earned from public partnerships in which Centennial Capital, Inc. or CMIF, Inc. are general partners, loan origination fees, property management fees and brokerage fees. The decrease in rental and other income from fiscal 1993 to fiscal 1994 is attributable to increased vacancy at Property No. 20 and the receipt of a non-recurring $32,000 legal settlement during the first quarter of fiscal 1993.

PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

   As discussed in note 1 to the consolidated financial statements, the prospects for the Company to generated sufficient cash to retain all of the properties which it previously believed it could retain pursuant to its Plan of Reorganization have now been substantially reduced as a result of the termination of the Certificate of Particpation offering. As a result, it now appears likely that the Company will lose its Property No.'s 3 and 4 in foreclosure. Accordingly, the Company recorded an additional $12,000,000 provision for losses on real estate during the three months ended December 31, 1993.

   The Company increased its allowance for losses on real estate investments by $40,100,000 and $5,100,000 during the three and six months ended December 31, 1992. The Company recorded these provisions to reserve certain development and carrying costs incurred during the first quarter of fiscal 1993 on properties whose value has not clearly increased and to reflect additional anticipated losses on a number of the Company's properties whose near-term disposition at depressed market values appeared probable as a result of the Company's declining cash reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The following table summarizes the significant components of these expenses: (dollars in thousands)
                                           Six Months Ended
                                              December 31,
                                          1993           1992

Number of employees                           29             42
Square footage under lease                 1,599          5,544
 Selling, general and administrative
  expenses:
   Salaries and related expenses       $     851      $   1,263
   Rent and facilities expenses              115            144
   Legal fees                                631            391
   Insurance                                 166            203
   Depreciation                               53             65
   Expense recoveries from affiliates       (177)          (229)
   Auto and travel                            43             69
   Accounting and audit fees                 106             89
   Investor mailings                         103             63
   Overhead capitalized to development
    properties                               (99)          (217)
   Other                                     129            161
                                       _________      _________

                                       $   1,921      $   2,002
                                       _________      _________


                             - 23 -
   The Company has continued to reduce its general and administrative costs through staff reductions, downsizing facilities and the reduction of certain executive officers' compensation. Legal fees during the six months ended December 31, 1993 and 1992 include $251,000 and $230,000, respectively, in insolvency counsel fees. Other legal fees have increased substantially during fiscal 1994 due to litigation involving certain claims submitted in the bankruptcy proceedings as well as fees associated with the "Certificates of Participation" offering.

REAL ESTATE TAXES

   Real estate tax expense increased from $391,000 for the six months ended December 31, 1992 to $501,000 for the six months ended December 31, 1993, while total real estate taxes incurred increased by $88,000 as a result of late charges being assessed on unpaid balances. The change in total real estate taxes incurred is summarized as follows:

                                           Six Months Ended
                                            December 31,
                                         1993           1992
                                       (dollars in thousands)

Real estate tax expense                $     501      $     391
Real estate taxes capitalized
 to properties under development             834          1,277
Real estate taxes not accrued
 (See note 1)                                421            ---
                                       _________      _________

Total real estate taxes incurred       $   1,756      $   1,668
                                       _________      _________

   The decreased amount of taxes capitalized is due to the declining level of development activities being conducted by the Company due to the lack of available capital.

INTEREST EXPENSE

   Although interest expense increased from $456,000 for the six months ended December 31, 1992 to $1,558,000 for the six months ended December 31, 1993, total interest incurred actually increased by only $489,000. The increase in total interest incurred is attributable to the reacquisition of Property No. 23 in December 1992 and the resulting interest incurred in the current year for which there were no comparable amounts during the first five months of fiscal 1993. The change in expense resulted from differing accrual and capitalization treatments during the two periods which are summarized as follows:


                             - 24 -
                                           Six Months Ended
                                              December 31,
                                          1993           1992
                                        (dollars in thousands)

Interest expense                       $   1,558      $     456
Interest capitalized to
 properties under development                779          2,880
Interest not accrued
 (See note 1)                              1,488            ---
                                       _________      _________

Total Interest incurred                $   3,825      $   3,336
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

   CGI

   CGI was in default on substantially all of its secured notes payable as a result of payments which were past due immediately prior to CGI's filing of its voluntary petition for relief under Chapter 11. A number of CGI's secured creditors had commenced foreclosure proceedings which were stayed by the bankruptcy proceedings. However, as discussed previously, these and other creditors already have filed or may file motions in the future with the Bankruptcy Court to have such stays lifted. Two properties have already been lost in foreclosure, including Property No. 6 which was lost on December 14, 1993 (see note 2 to the consolidated financial statements). CGI has presently stopped making payments on all of its debt secured by real estate assets except for debt secured by operating properties and by CGI's corporate headquarters. However, CGI will be required to resume making payments at various times in the future as part of its proposed Plan which has been filed with the Bankruptcy Court. Interest is accruing at the rate of approximately $478,000 per month pursuant to existing note terms and will accrue at the rate

                             - 25 -
of approximately $161,000 pursuant to the restructured terms proposed in the Plan on CGI's remaining notes payable secured by real estate assets after the anticipated foreclosures on Property
Nos. 5 and 23.

   In addition to note payments, CGI has suspended making virtually all of its real property tax payments. Therefore, it will also be necessary for CGI to resume making real property tax payments in the future as a part of its Plan. Real property taxes are currently accruing at the rate of approximately
$162,000 per month on CGI's properties and will decline to $70,000 after the anticipated foreclosures and estimated assessment valuation appeals.

   As previously discussed, CGI has continued to reduce its general and administrative overhead. Based on current reduced levels, these expenses are still expected to require the outlay of approximately $95,000 per month before legal and professional fees. The amount of ongoing legal and professional fees cannot be reasonably forecasted at this time due to the uncertainties created by the bankruptcy proceedings; however, these costs could be significant.

   In order to enhance the value and marketability of CGI's properties, CGI intends to continue seeking certain entitlements and to continue using consultants on certain projects. CGI's ability to incur such costs will be limited by the amount of capital resources it presently has or is able to generate in the future.

   As of December 31, 1993, CGI had $630,000 in unrestricted cash. CGI's unrestricted cash had increased to $949,000 as of January 31, 1994. CGI's principal potential capital resources include the sale or joint venture of properties, new debtor-in-possession financing, and the repayment of amounts due from certain affiliated entities, including CEI. As previously discussed, market conditions, delays in obtaining entitlements and the lack of financing for CGI's potential customers have severely restricted the ability of the Company to sell property in the near term. CGI has engaged in preliminary discussions with certain parties regarding joint ventures and/or debtor-in-possession financing; however, none of these discussions are ongoing as of the date of this report. The amount and timing of cash generated from the sources discussed above will have a significant impact on the success of the Company's proposed Plan. Based upon current cash flow forecasts, the Company's cash will be completely depleted by the fourth quarter of fiscal 1994 if no net cash is generated from the property sales, joint ventures or other sources. If the Company's cash is completely depleted, it could be forced to liquidate its assets and it is unlikely that the proceeds from such liquidation will be sufficient to repay all of the Company's liabilities.

                             - 26 -
   ACPDI

   ACPDI's capital resources are extremely limited. As of December 31, 1993 it had only $1,000 in cash. It is anticipated that approximately $1,121,000 of its $1,345,000 carrying value of properties under development and held for investment or sale will be lost through foreclosures or deed in lieu of foreclosure transactions. The note payable, accrued interest and accrued real estate taxes on the properties anticipated to be lost are $1,824,000, $781,000 and $263,000, respectively. ACPDI's receivables are not expected to be converted to cash in the near term. It is expected that ACPDI's remaining assets will be liquidated and that its remaining creditors will receive only a partial, if any, recovery of their debt. Three creditors holding notes payable secured by real estate with combined principal and interest balances of $1,865,000 may have recourse against CGI for deficiencies after they complete their foreclosures.

CEI

   As of December 31, 1993, CEI had $11,000 in unrestricted cash. Its $310,000 in receivables are principally comprised of non-current refundable utility deposits. Thus, CEI's only significant potential source of cash in the near term is from the sale of property. However, the combined current market values of CEI's Lancaster and Bakersfield projects are currently estimated to have declined to the point that CEI has minimal, if any, equity in the properties. Accordingly, as of December 31, 1993, CEI's only probable source of cash in the near term was from the sale of its 1 remaining home at its Fontana project. This home closed escrow in January 1994. It is expected that CEI will lose its remaining real estate assets in foreclosure and will cease active operations.

OTHER SUBSIDIARIES

   CGI's other subsidiaries include a joint venture which has negotiated an extension of a $1.4 million note payable secured by the Property No. 9 until April 1994. This joint venture does not have sufficient capital resources to repay the note when it matures; however, it is in escrow to sell a large portion of the property and, if consummated, the sale would provide cash to repay the loan. The other subsidiaries in this group all are expected to have sufficient resources to fund their operations other than the potential contingent claims discussed in note 5 to the consolidated financial statements.

OTHER INFORMATION

   During the six months ended December 31, 1993, the principal sources of cash for the Company were as follows: $726,000 in proceeds from sales of property; $1,000,000 in proceeds from the

                             - 27 -
liquidation of short-term investments; and $451,000 in construction revenues, fees and rents. The principal uses of cash for the Company were: $730,000 in principal payments on notes payable secured by properties sold; $403,000 in interest payments; and $3,805,000 in construction, property operating costs and general and administrative costs. The $1,000,000 proceeds from the liquidation of short-term investments were paid to the Company's bonding company for the work they performed in connection with performance bonds which they had issued on behalf of the Company. See note 5 to the consolidated financial statements. This payment has been included in construction, property operating costs and general and administrative costs.

   The Company's principal sources of capital during the past several years have been cash generated from the sale of development property and funds generated from the refinance or extension of existing debt as it matured. As discussed above, the Company believes that the increasing scarcity of financing available to the real estate industry has restricted the Company's ability to generate cash from the sale of development property in the near term. Other less significant sources of cash for the Company include the sale of its single-family home in Fontana, interest income on short-term investments, cash on hand and fee income.

                               CONSOLIDATING BALANCE SHEETS
                                     December 31, 1993
                                       (Unaudited)
                                      (in thousands)
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
ASSETS
 Properties under
  development and
  held for
  investment or sale $  65,083  $   1,345  $  16,728  $   4,794  $     ---   $  87,950
 Cash and cash
  equivalents              630          1         11        206        ---         848
 Short-term
  investments              ---        ---        ---        ---        ---         ---
 Accounts and notes
  receivable                33          1        310          9        ---         353
 Due from affiliates       567         57        ---        111        ---         735
 Intercompany
  receivables            2,917        ---        ---      7,744    (10,661)a       ---
 Investment in
  subsidiaries           5,475        ---        ---         56     (5,531)b       ---
 Other assets            1,357          4         80         11        ---       1,452
 Deferred income tax
  benefits                 ---        ---        ---      1,362     (1,362)c       ---
                     _________  _________  _________  _________  _________   _________

   Total assets      $ 76,062   $   1,408  $  17,129  $  14,293  $ (17,554)  $  91,338
                     _________  _________  _________  _________  _________   _________





                   CONSOLIDATING BALANCE SHEETS (Unaudited) (Continued)
                                     December 31, 1993
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
LIABILITIES AND
STOCKHOLDERS EQUITY

 LIABILITIES NOT
 SUBJECT TO
 COMPROMISE:
  Secured notes
   payable           $  22,439  $     ---  $   5,578  $   1,412  $     ---   $  29,429
  Secured notes
   payable to
   affiliate                11        ---     10,591         50        ---      10,652
Accrued interest
   on secured notes      5,535        ---        349         86        ---       5,970
Accrued real
   estate taxes
   payable               6,119        317        443        141        ---       7,020
  Accounts payable
   and other accrued
   liabilities             615         48        230      3,377        ---       4,270
  Income taxes payable
   (refundable)            (18)         2       (386)       402        ---         ---
  Intercompany
   payables                           ---        949      1,680     (2,629)a       ---
  Deferred income
   taxes                 1,362        ---        ---        ---     (1,362)c       ---
                     _________  _________  _________  _________  _________   _________

    Subtotal            36,063        367     17,754      7,148     (3,991)     57,341
                     _________  _________  _________  _________  _________   _________


                   CONSOLIDATING BALANCE SHEETS (Unaudited) (Continued)
                                     December 31, 1993
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
 LIABILITIES SUBJECT
 TO COMPROMISE:
  Notes payable
   (undersecured)       13,565      1,830        ---        ---        ---      15,395
  Other amounts due
   to affiliates           246        ---        ---        ---        ---         246
  Accrued interest
   payable               7,170        781        ---        ---        ---       7,951
  Accrued real
   estate taxes
   payable                 ---        ---        ---        ---        ---         ---
  Accounts payable
   and other accrued
   liabilities           5,739          4        ---        ---        ---       5,743
  Intercompany
   payables              6,883      1,149        ---        ---     (8,032)a       ---
                     _________  _________  _________  _________  _________   _________

    Subtotal            33,603      3,764        ---        ---     (8,032)a    29,335
                     _________  _________  _________  _________  _________   _________

  Minority Interest        ---        ---        ---      3,187        (31)b     3,156
  Stockholders'
   equity               6,396      (2,723)      (625)     3,958     (5,500)b     1,506
  Total
   liabilities and
   stockholders'
   equity            $  76,062  $   1,408  $  17,129  $  14,293  $ (17,554)  $  91,338
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


                             - 32 -
   In recent months, the parties have conducted extensive settlement negotiations. As a result of these negotiations, defendants Valuation Research Corporation, E.F. Hutton & Company,
Inc. and PaineWebber, Inc. reached a separate settlement with the plaintiffs. In addition, the remaining defendants, including
CGI, Joseph and White (hereinafter, collectively, the "Centennial
Defendants") have now reached a prospective settlement with the plaintiffs.

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

                             - 33 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

NONE

(b) Reports on Form 8-K.

NONE












































                             - 34 -
                           SIGNATURES




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






















