Form 10-Q
period 1994-03-31
CENTENNIAL GROUP INC /DE/
filed 1994-05-16
CIK 810909

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1994 or

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

                        YES  X     NO

           Indicate the number of shares of stock of
                  the registrant outstanding:
      26,195,675* SHARES OF COMMON STOCK AS OF May 13, 1994


* Net of 423,330 shares of stock held in treasury.

                                THE CENTENNIAL GROUP, INC.
                          Consolidated Balance Sheets (Unaudited)
                                  (dollars in thousands)
                                                             March 31,      June 30,
                                                               1994           1993
ASSETS
  Properties under development and held for
    investment or sale (notes 2, 3 and 4)                   $  76,487      $ 123,943
  Cash and cash equivalents                                     1,939          3,710
  Short-term investments                                          ---          1,000
  Accounts and note receivable, net                               357            345
  Due from affiliates, net                                        768            724
  Property and equipment, net of accumulated
    depreciation of $1,409 and $1,335 as of
    March 31, 1994 and June 30, 1993,
    respectively                                                1,072          1,143
  Other assets                                                    312            350
                                                            _________      _________

      Total assets                                          $  80,935      $ 131,215
                                                            _________      _________
LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES NOT SUBJECT TO COMPROMISE:
    Notes payable                                           $  42,599      $  43,278
    Notes payable and amounts due to affiliates                 6,980         10,652
    Accrued interest on notes and bonds payable                10,823         11,739
    Accrued real estate taxes payable                           7,230          8,936
    Accounts payable and other accrued liabilities              1,415          3,700
    Accrued class 29 claims (note 2)                            5,700            ---
    Accrued class 30 claims (note 2)                            3,324            ---
                                                            _________      _________

      Subtotal                                                 78,071         78,305
                                                            _________      _________

                         Consolidated Balance Sheets (Unaudited)
                                        (Continued)
                                                             March 31,      June 30,
                                                               1994           1993
  LIABILITIES SUBJECT TO COMPROMISE:
    Notes payable                                           $     ---      $  15,377
    Other amounts due to affiliates                               ---            259
    Accrued interest payable                                      ---          7,854
    Accounts payable and other accrued liabilities                ---          3,993
                                                            _________      _________

      Subtotal                                                    ---         27,483
                                                            _________      _________

      Total liabilities                                        78,071        105,788
                                                            _________      _________

  MINORITY INTEREST                                             2,987          3,157

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000
      shares authorized; no shares issued or outstanding
    Common stock, $.01 par value; 50,000,000 shares
      authorized; issued and outstanding 26,619,005 shares
      at March 31, 1994 and June 30, 1993                         266            266
    Additional paid-in capital                                136,312        136,312
    Accumulated deficit                                      (134,191)      (111,798)
    Treasury stock at cost; 423,330 shares at
      March 31, 1994 and June 30, 1993                         (2,510)        (2,510)
                                                            _________      _________

      Total stockholders' equity (deficit)                       (123)        22,270
                                                            _________      _________
      Total liabilities, minority interest
        and stockholders' equity                            $  80,935      $ 131,215
                                                            _________      _________

                                THE CENTENNIAL GROUP, INC.
                     Consolidated Statements of Operations (Unaudited)
                For the three and nine months ended March 31, 1994 and 1993
                       (dollars in thousands, except per share data)
                                       Three Months Ended           Nine Months Ended
                                             March 31,                   March 31,
                                       1994           1993         1994           1993
Revenues
  Sales of:
   Development and operating
     properties                      $  3,619       $    ---     $  5,534       $    388
   Single-family homes                    137            464          409            627
  Construction                            ---            ---          ---            152
  Interest                                  9             49           62            199
  Rental, fee and other                   272            267          756            832
                                     ________       ________     ________       ________

     Total revenue                      4,037            780        6,761          2,198
                                     ________       ________     ________       ________

Costs and expenses:
  Cost of sales:
   Development and operating
     properties                         4,175            ---        6,089            409
   Single-family homes                    169            488          478            663
  Construction expenses                   ---            (21)         ---             43
  Property operating expenses             110            139          387            455
  Provision for losses on real
   estate investments                     ---            ---       12,000         40,100
  General & administrative (note 2)       694          1,220        2,615          3,222
  Real Estate Taxes (note 1)              143            813          644          1,204
  Interest expense (notes 1 and 4)        458          1,724        2,016          2,180
                                     ________       ________     ________       ________

     Total costs and expenses           5,749          4,363       24,229         48,276
                                     ________       ________     ________       ________

                     Consolidated Statements of Operations (Unaudited)
                For the three and nine months ended March 31, 1994 and 1993
                       (dollars in thousands, except per share data)
                                       Three Months Ended           Nine Months Ended
                                             March 31,                   March 31,
                                       1994           1993         1994           1993

     Loss before minority interest,
       income taxes and
       extraordinary item            $ (1,712)      $ (3,583)    $(17,468)      $(46,078)
Minority interest in earnings            (157)             7         (157)            24
                                     ________       ________     ________       ________
     Loss before income taxes
       and extraordinary item          (1,555)        (3,590)     (17,311)       (46,102)

Income tax expense                        ---            ---            8              8
                                     ________       ________     ________       ________
     Loss before extraordinary
       item                            (1,555)        (3,590)     (17,319)       (46,110)
Extraordinary charge related to
  settlement of litigation (note 2)       (74)           ---       (5,074)           ---
                                     ________       ________     ________       ________

     Net loss                        $ (1,629)      $ (3,590)    $(22,393)      $(46,110)
                                     ________       ________     ________       ________
  Net loss per common
  share (note 1)                     $   (.06)      $  (.14)     $  ( .85)      $  (1.76)
                                     ________       ________     ________       ________
Weighted average shares
  outstanding (note 1)             26,195,675     26,195,675   26,195,675     26,195,675

                                THE CENTENNIAL GROUP, INC.
                Consolidated Statements of Stockholders' Equity (Unaudited)
                                  (dollars in thousands)

                                                                                 Total
                                        Additional                            Stockholder's
                              Common      Paid-in    Accumulated  Treasury      Equity
                              Stock       Capital      Deficit     Stock       (Deficit)

Balance, June 30, 1993      $     266   $ 136,312    $(111,798)  $  (2,510)   $  22,270

Net loss                          ---         ---      (22,393)       ---       (22,393)
                            _________   _________    _________   _________    _________


Balance, March 31, 1994     $     266   $ 136,312    $(134,191)  $  (2,510)   $    (123)
                            _________   _________    _________   _________    _________

                                THE CENTENNIAL GROUP, INC.
                     Consolidated Statements of Cash Flows (Unaudited)
                     For the nine months ended March 31, 1994 and 1993
                                  (dollars in thousands)
                                                          March 31,         March 31,
                                                            1994              1993
CASH FLOW FROM OPERATING ACTIVITIES:
 Net proceeds from sales of property                     $   4,582         $   1,014
 Cash payments on notes receivable from
   sales of property                                           ---             2,296
 Construction revenues, fees and rents received                681               763
 Interest received                                              62               200
 Other income received                                          23                52
 Income taxes paid                                              (8)               (8)
 Property development costs paid                              (584)           (1,270)
 Principal reductions on seller provided financing
   secured by properties                                      (997)           (1,603)
 Interest paid                                                (638)             (841)
 Other payments to suppliers and payroll costs paid         (4,435)           (3,298)
                                                         _________         _________

   Net cash used by operating activities                    (1,314)           (2,695)
                                                         _________         _________
CASH FLOW FROM INVESTING ACTIVITIES:
 Collections (increase) on other non-trade receivables          25                29
 Cash received from short-term investments                   1,000               150
 Cash received from (advanced to) affiliates                   (44)               (6)
 Cash received from other assets                                 4                 5
 Purchase of property and equipment                             (2)               (2)
                                                         _________         _________

   Net cash flows from investing activities                    983               176
                                                         _________         _________



               Consolidated Statements of Cash Flows (Unaudited) (Continued)
                     For the nine months ended March 31, 1994 and 1993
                                  (dollars in thousands)
                                                          March 31,         March 31,
                                                            1994              1993
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from new notes payable                         $     ---         $     103
 Principal payments on notes payable                        (1,424)              (20)
 Proceeds (reductions) from/in notes
  payable to affiliates                                         (4)               54
 Receipts against non-operating other accruals                   1                 2
 Cash distributions to minority interest                       (13)               (9)
                                                         _________         _________

   Net cash flows provided from
     (used by) financing activities                         (1,440)              130
                                                         _________         _________

 Net decrease in cash and cash equivalents                  (1,771)           (2,389)
 Cash and cash equivalents at beginning of period            3,710             6,901
                                                         _________         _________

 Cash and cash equivalents at end of period              $   1,939         $   4,512
                                                         _________         _________













               Consolidated Statements of Cash Flows (Unaudited) (Continued)
         For the nine months ended March 31, 1994 and 1993 (dollars in thousands)
                                                          March 31,         March 31,
                                                            1994              1993
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
 (USED) BY OPERATING ACTIVITIES:
Net loss                                                 $ (22,393)        $ (46,111)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Depreciation and amortization                               217               241
   Amortization of note payable discounts                       14               187
   Provision for losses on real estate investments          12,000            40,100
   Minority interest in earnings                              (157)               24
   Decrease (increase) in properties under development
     and held for investment or sale                         3,466            (4,377)
   Decrease in notes receivable from property sales            ---             2,296
   Increase in other receivables, net                          (52)             (616)
   Decrease in seller provided financing, net                 (997)           (1,603)
   Increase in accrued interest payable                      2,521             4,459
   Increase in accrued real estate taxes payable             2,544             2,427
   Decrease in accounts payable and accrued liabilities      1,484               373
   Other                                                        39               (95)
                                                         _________         _________

     Net cash used by operating activities               $  (1,314)        $  (2,695)
                                                         _________         _________

The following table summarizes the effects of the foreclosure of Property Nos. 6 & 15 in fiscal 1994 ( see note 2 ) and the reacquisition of Property No. 23 in fiscal 1993:
   Net (increase) decrease in properties under development
    and held for investment or sale                         31,846            (14,868)
   Decrease in accounts and notes receivable                   ---                ---
   Increase (decrease) in notes payable                    (17,169)            10,802
   Increase (decrease) in accrued interest payable          (7,816)             3,066
   Increase (decrease) in accrued real estate taxes         (3,189)             1,000
   Decrease in notes payable to affiliates                  (3,672)               ---

                   THE CENTENNIAL GROUP, INC.
     Notes to Consolidated Financial Statements (Unaudited)
              For March 31, 1994 and June 30, 1993


1. GENERAL

   In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The results of operations for the three and nine months ended March 31, 1994 and 1993 are not necessarily indicative of those expected for a full year. Information pertaining to the three and nine month periods ended March 31, 1994 and 1993 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

   Reclassifications

   Certain amounts in the June 30, 1993 and March 31, 1993 consolidated financial statements have been reclassified to conform with the March 31, 1994 presentation.

   Nonaccrued Interest and Taxes

   Effective July 1, 1993, the Company ceased accruing real estate taxes and interest on debt secured by its Property Nos. 5, 15, 16 and 23. This accounting treatment was considered appropriate since the Company was in the final stages of negotiations to execute deeds-in-lieu of foreclosures or consent to lift of stay motions to allow the lenders to foreclose on

                             - 10 -

these properties in full satisfaction of their debt and the repayment of these taxes and interest is considered improbable. The total of nonaccrued interest and real estate taxes on these four properties during the nine months ended March 31, 1994 was $1,923,000 and $529,000 respectively.

2. REORGANIZATION PROCEEDINGS UNDER CHAPTER 11

   The Centennial Group, Inc. ("CGI") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California on December 13, 1991. The petition did not include any of the operating subsidiaries of CGI. However, one of CGI's subsidiaries, Arizona Commercial Property Development, Inc. ("ACPDI") had previously filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the District of Arizona on February 20, 1991. In February 1993, the Bankruptcy Court granted ACPDI's motion to dismiss its Chapter 11 proceedings. ACPDI filed this motion because of the lack of any significant remaining equity in any of ACPDI's assets.

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

   During CGI's bankruptcy proceedings, creditors of CGI holding notes secured by Property No. 6 and another creditor holding notes secured by the Property No. 23 filed motions for relief from stay. CGI executed agreements with these creditors through Bankruptcy Court approved stipulations which provided for consensual reliefs from stay in the event CGI had not confirmed a plan of reorganization prior to August 1993. On December 14, 1993, one of the creditors holding a note secured by a junior trust deed on Property No. 6 completed its foreclosure of the property. As of the date of this report, the creditor holding notes secured by Property No. 23 had not yet completed its foreclosure. Two other creditors of ACPDI and CGI holding notes secured by Property Nos. 11 and 13 have also filed motions for relief from stay which were consented to by ACPDI and CGI and/or approved by the Bankruptcy Court. The creditor on Property No. 11 completed its foreclosure on April 5, 1993 while the creditor on Property No. 13 is proceeding with its foreclosure process. CGI also consented to stipulations providing creditors on

                              -11-
Property Nos. 3, 4 and 5 with relief from stay. Management believes that the "Allowance for Losses on Real Estate
Investments" as of March 31, 1994, is sufficient to absorb any losses which have or will be incurred as a result of foreclosures on all of the properties discussed above.

   On March 4, 1994 ( the "Confirmation Date" ) the United States Bankruptcy Court for the Central District of California entered an order confirming the Second Amended Plan of Reorganization as Modified ( the "Plan" ) which had been filed by The Centennial Group, Inc. ( the "Company" ). The Plan will become effective ( the "Effective Date") 90 days after the Confirmation Date, although several aspects of the Plan have been implemented and/or taken affect.

   The Plan provides for thirty-two separate classes of creditors as follows: i) Classes one through twenty-seven are comprised of claims secured by liens against the Company's real properties and include principally mortgage notes, governmental bond assessments and real property taxes; ii) Class twenty-eight claims are comprised of prepetition allowed unsecured claims that are less than or equal to $25,000; iii) Class twenty-nine claims are comprised of prepetition allowed unsecured claims other than claims included in class twenty-eight; iv) Class thirty claims are comprised of prepetition unsecured claims of certain subsidiaries of the Company; v) Class thirty-one claims are comprised of the members of the class represented by the Daniel's Plaintiffs in the Daniels litigation and all other claims related thereto; and vi) Class thirty-two which is comprised of the Stockholders of the Company.

   The following discussion provides information about the treatment of these various classes of creditors and the expected impact on the properties currently owned by the Company. These properties are referred to by numbers which correspond with numbers used in the Company's Form 10-K for the year ended June 30, 1993 on file with the Securities and Exchange Commission. A separate balance sheet for The Centennial Group, Inc. as of March 31, 1994 is included in the consolidating balance sheets beginning on page 31.

                        UNIMPAIRED CLAIMS

   Creditors holding notes and other liens secured by Property No.s 3, 4, 5, 13 and 23 are unimpaired pursuant to the Plan and may complete their foreclosure of these properties if they elect to do so. The Company expects these creditors to complete foreclosure proceedings on these properties in the next several months. The principal, accrued interest and accrued real estate taxes included in the Company's balance sheet for these claims as of March 31, 1994 totalled approximately $21,098,000 , $9,566,000 and $1,957,000 , respectively.  The Company's net carrying value

                              -12-
for these properties was approximately $30,953,000. Upon foreclosure, the Company expects that its liabilities and assets will be reduced by these amounts with no significant gain or loss recorded upon foreclosure.

     Classes thirty-one and thirty-two are also unimpaired pursuant to the Plan. Four other classes of secured claims, including three classes with claims which were secured by Property No. 6 which was lost in foreclosure during December 1993, were also unimpaired by the Plan. The Company does not believe it has any further liability under these four classes of secured claims.

   The Plan requires that administrative claims which have been incurred after the Petition Date will be paid in cash by the Effective Date, unless the holders of the particular claims agree otherwise. These claims totalled approximately $700,000 as of March 31, 1994.

                         IMPAIRED CLAIMS

   Although a substantial portion of the claims against the Company as of the Petition Date are considered to be impaired by the Plan, the Plan has not reduced the amount owed as of the Petition Date nor the interest which has accrued thereon from the Petition Date through the Confirmation Date pursuant to contracts in existence as of the Petition Date. These claims are considered to be impaired as a result of the modification of repayment terms and in certain cases, modifications of interest rates subsequent to the Confirmation Date pursuant to the Plan. Unsecured claims against the Company as of the Petition Date will not accrue any interest from the Petition Date through the Effective Date. A brief discussion of the major types of impaired claims is provided in the following paragraphs.

    Delinquent property taxes which had accrued as of the Petition Date and have accrued from the Petition Date through the Confirmation Date will generally be repaid in five equal annual installments together with interest at a fixed annual rate determined by adding 3% to the yield on five year United States Treasury Bonds as of the Confirmation Date. These annual payments are to commence on either June 30,1994 or December 31, 1994. Delinquent Mello Roos District bond assessments will either be repaid in a single installment within twelve months or in monthly installments over 84 months with interest at a fixed rate determined by adding 3% to the yield on seven year United States Treasury Bonds as of the Confirmation Date. Post Confirmation Date taxes and bond assessments will continue to accrue and become payable pursuant to existing tax codes. Interest had generally been accruing on the unpaid taxes and bond assessments at the rate of 18% per annum from the Petition Date through the Confirmation Date.

                              -13-
   The maturity dates on notes secured by the remaining properties have generally been extended for either five or seven years pursuant to the Plan. Certain notes will require monthly principal and interest payments while other notes will require quarterly or annual interest only payments. Interest will accrue at rates ranging from the Prime rate plus 2% to a fixed rate of 10% with the exception of one note secured by Property No. 2 . This note, which had a balance of approximately $1.2 million as of March 31, 1994 , will bear interest at 24% per annum unless paid prior to eighteen months after the Confirmation Date in which event the interest in excess of 9% will be waived. One of the notes secured by Property No. 7 , which had a balance of approximately $8.9 million as of March 31, 1994 , will provide for certain discounted payoff amounts for principal reductions made prior to maturity. These discounts range from 26% for payments made during 1994 down to 5% for payments made during 1998, after which no discounts are available.

   Class twenty-eight claims will be paid in full in cash on or before the Effective Date of the Plan. These claims are expected to total less than $200,000.

   Class twenty-nine claims shall receive future quarterly distributions by the Company. Additionally, it could be determined that the Company is liable for up to $1,995,000 of certain secured liabilities of Arizona Commercial Property Development, Inc. which totalled $2,652,000 and are shown on the consolidating balance sheet as of March 31, 1994 on page 31.
All of these class twenty-nine claims will bear interest at the rate of 7% per annum after the Effective Date. Payments will be made out of cash on hand after deducting on a quarterly basis a reserve for 12 months' future operations by the Company, which reserve shall include amounts necessary to pay anticipated interest and property tax and bond obligations relating to the Company's retained properties. The balance owing to Class twenty-nine claimants will be paid in full by no later than four years after the Effective Date. A minimum payment of $1,000,000 shall have been paid by December 31, 1994; an additional minimum payment of $2,000,000 shall have been paid by December 31, 1995; an additional minimum payment of $2,000,000 shall have been paid by December 31, 1996.

   Class thirty claims shall be paid in future quarterly distributions by the Company after the members of Class 28 and 29 have been paid in full. These claims will bear interest at the rate of 7% per annum after the Effective Date and be payable in quarterly installments out of cash on hand after deducting a reserve for 12 months' future operations by the Company as discussed above.

   As part of its Plan, the Company, offered for sale and issuance to the beneficial owners of common stock of the Company

                              -14-
as of July 15, 1993, and other accredited investors, up to $35,000,000 in "Certificates of Participation" in nonrecourse note proceeds from notes to be issued by the Company and secured by mortgages on certain of its real estate assets. The proceeds from this offering were principally to be used to payoff existing debt and establish interest and tax payment reserves for the properties to be encumbered and also, to a lesser extent, to provide the Company with some unrestricted working capital. The new notes were to mature December 31, 1996 and bear interest at 25% per annum and were to provide for quarterly interest payments equal to 10% per annum with the balance of accruing interest payable at maturity or upon early payoff. An offering memorandum was distributed in late September 1993 to all holders of record of the Company's common stock as of July 15, 1993. The offering memorandum provided that at least $2,000,000 in subscriptions to the offering were to be received by the Company or all subscriptions received would be returned to the investors. This offering was pursued by the Company until early January 1994 when it became apparent that insufficient proceeds were being raised to justify continuing incurring the costs associated with the offering. As a result, management terminated the offering and returned the proceeds which had been received.

   Although the Plan has been approved, CGI must still be successful in raising a significant amount of cash from property sales, joint ventures or from other sources or face the loss of one or more of its properties to foreclosure beyond those discussed above. The consolidated financial statements of the Company as of March 31, 1994 contemplate the receipt of a significant amount of cash from property sales, joint ventures or from other sources.

   Since the certificate of participation offering was terminated in January 1994, the prospects for the Company to generate sufficient cash to retain all of its remaining properties were substantially reduced. As a result, the loss of Property Nos. 3 and 4 in foreclosure now appears likely. In light of these developments, the Company recorded an additional $12.0 million provision for losses during the three months ended December 31, 1993 to establish a sufficient allowance for losses to absorb the chargeoff of these assets if they are lost in foreclosure.

   As discussed above, the Plan and the Consolidated Balance Sheet of the Company as of March 31, 1994 contemplate the loss of Property Nos. 3, 4, 5, 13, 16, 22 and 23 in foreclosure and the retention or near term sale of Property Nos. 1, 2, 7, 9, 10, 18, 19, and 20. Property No. 21 was sold during the six months ended December 31, 1993. The Company could be liable for deficiency judgements totalling up to $2.5 million on the properties expected to be lost in foreclosure. The Company's net carrying value in excess of secured debt on Property Nos. 2 and 7 totalled approximately $11.0 million while the secured debt on

                              -15-
the remaining properties exceeded their net carrying value by approximately $4.0 million. The carrying values of Property Nos. 2 and 7 assumes that these properties will be sold in subdivided parcels over several years. The Company has been able to place a number of parcels at these two properties in escrow to be sold since September 30, 1993; however, only three of the transactions have actually been consummated as of the date of this report.

   In connection with CGI's bankruptcy proceedings, certain creditors have submitted claims to the Bankruptcy Court for amounts which the Company disputes and which had either not been recorded in the consolidated financial statements or had been recorded at amounts less than the claims submitted. Certain of these claims are discussed in note 5. As of the date of this report, the Company had reached tentative agreements with two of the largest of such claims, including the Daniel's class action litigation, for a combined total of approximately $4.8 million. The Company recorded a $5.0 million extraordinary charge to earnings to cover the expected total costs of such claims settlements during the three months ended December 31, 1993. As a part of the Daniel's settlement, certain of CGI's subsidiaries have agreed to assign approximately $3.2 million of their Class 30 claims to the plaintiffs. CGI intends to contest the balance of disputed claims in the Bankruptcy Court (or other courts as applicable).

   During the nine months ended March 31, 1994 and 1993, CGI paid $193,000 and $77,000, respectively, in fees to professionals in connection with the bankruptcy proceedings and was billed $358,000 and $402,000, respectively, for professional services related to the bankruptcy proceedings. These charges have been included in general and administrative expense in the consolidated statements of operations. CGI has not incurred any other material expenses directly associated with the bankruptcy proceedings during these periods.

   As discussed above, under Chapter 11, enforcement of certain claims against CGI in existence prior to the filing of the petitions were stayed until the reorganization plan was approved. Unsecured and undersecured claims which were stayed by the bankruptcy proceedings are reflected as "Liabilities Subject to Compromise" in the accompanying consolidated balance sheets as of June 30, 1993 but have been reclassified as of March 31, 1994 based upon their treatment under the Plan.

3. CARRYING VALUE OF ASSETS

   As discussed in note 1, the Company anticipates that a portion of several of its properties may be liquidated at current depressed market values or lost in foreclosure. Management believed that the Company's allowance for losses as of September 30, 1993 was sufficient to cover losses which were expected to be

                              -16-
incurred as a result of the anticipated sales and foreclosures of properties; however, the allowance for losses on real estate investments did not reflect possible losses which might be incurred as a result of foreclosure of Property Nos. 2, 3, 4 and 7 or losses which might be incurred if the Company were forced to liquidate a substantial amount of its property in a short period. As discussed in note 1, events occurring subsequent to September 30, 1993 changed management's expectations and it now appears likely that Property Nos. 3 and 4 will be lost in foreclosure.
As a result, the Company recorded an additional provision for losses totalling $12.0 million during the three months ended December 31, 1993 to increase its total allowance for losses on real estate investments to an amount which management believes is sufficient to absorb the losses which will be incurred if Property No.'s 3 and 4 are lost in foreclosure.

   The amount of cash which the Company is able to generate from property sales and other sources will have a significant impact on the level of success of the Company's plan of reorganization. In the event the Company is unable to generate adequate cash, additional properties are likely to be lost in foreclosure. The nature and extent of changes in the Company's business operations and financial position caused by the bankruptcy proceedings, the Company's cash position and future economic and real estate market conditions are still subject to numerous uncertainties. The outcome of these uncertainties could result in the loss of certain properties through foreclosure or the Company being required to sell the majority of all of its real estate assets below current carrying values. The consolidated financial statements do not reflect all adjustments which might result from the outcome of these uncertainties.


4. PROPERTIES UNDER DEVELOPMENT AND HELD FOR INVESTMENT OR SALE

   Properties under development and held for investment or sale consist of the following:

                                         March 31,      June 30,
                                           1994           1993
                                        (dollars in thousands)
Development and income-producing
 property:
  Land and offsite improvements
   under development and held
   for investments or sale:
    Owned by the Company                $ 138,377      $ 201,756
    Owned by consolidated joint
     venture                                2,567          8,551
                                        _________      _________

Subtotal                                  140,944        210,307

                              -17-
Operating properties, net of
 accumulated depreciation and
 amortization of $1,725,000 and
 $1,581,000 as of March 31, 1994
 and June 30, 1993, respectively            4,987          5,104
Single-family home projects                   ---            466
                                        _________      _________

Subtotal                                  145,931        215,877

Less provision for losses on
 real estate investments                  (69,444)       (91,934)
                                        _________      _________

Total                                   $  76,487      $ 123,943
                                        _________      _________

   Capitalized interest is expensed to "Cost of Property Sold" as the Company sells properties. Interest incurred, capitalized and expensed for the six months ended March 31, 1994 is summarized as follows:
                                                      (dollars in
                                                       thousands)

Interest capitalized, June 30, 1993                   $  63,958
Interest incurred and capitalized                         1,191
Interest expensed (included in Cost of
   Property Sold)                                        (6,229)
Chargeoff of interest in connection with
   foreclosure of Property Nos. 6 & 15                  (17,053)
                                                      _________

Interest capitalized, March 31, 1994                  $  41,867
                                                      _________


5. CONTINGENCIES

   As of March 31, 1994, a subsidiary of the Company was contingently liable for $6,156,000 in performance bonds. During the quarter ended September 30, 1993, the Company's bonding company drew upon $1,000,000 of letters of credit issued on behalf of the Company to cover development costs incurred by the bonding company. As of March 31, 1994, over 62% of the work required under these bonds had been completed, leaving an estimated cost of completion of approximately $2.4 million. More than $1,500,000 of these costs to complete relates to property owned by an unrelated financial institution who acquired the property through foreclosure from a developer which has filed for protection under Chapter 11 of the United States Bankruptcy Code. This developer had indemnified the Company against any losses resulting from these bonds when it acquired the property from the

                              -18-
Company. The Company could be required to complete this work in which event it would be difficult for the Company to recover the costs. The Company has indemnified the Principals for any liability or losses incurred by them as a result of any personal guarantees of Company indebtedness or as a result of their secondary liability for Company indebtedness as former general partners of certain predecessor partnerships consolidated into the Company.

   Certain of the Company's subsidiaries are general partners in various partnerships. As general partners, these subsidiaries could be subject to unlimited liability for the obligations and actions of these partnerships. One of these partnerships, Centennial Real Estate Investment Fund ("CREIF"), filed a petition with the United States Bankruptcy Court in Phoenix, Arizona, to seek protection under Chapter 11 of the federal bankruptcy laws. CREIF's principal creditor who held a $2,218,000 note secured by a deed of trust on CREIF's principal asset, a shopping center in Gilbert, Arizona, has foreclosed on the shopping center and has commenced legal action against CCI for collection of an asserted deficiency of approximately $1,600,000. Recently an arbitration board found that the creditor had a claim for deficiency and costs totalling $1,099,000 against CREIF and its general partners. This ruling cannot be appealed.

   In November 1991, ACPDI lost its Val Vista/Broadway, Southern/Higley and Island Galleria properties in foreclosure by a single lender. The principal and accrued interest balances on the note secured by these properties were $5,977,000 and $1,062,000, respectively, at the time of foreclosure. The properties were also encumbered by $350,000 in accrued real estate taxes. The lender has filed a claim with the Bankruptcy Court in CGI's bankruptcy proceedings for a deficiency judgement in the amount of $4,740,000. The Company has entered into Bankruptcy Court approved settlement of this claim for $2,800,000. The Company and its subsidiaries have accrued approximately $3,700,000 to cover this contingency and the potential deficiency related to the North Pima Center foreclosure discussed below as well as certain other substantially smaller claims which may become payable as a part of Class 29 creditors.

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

                              -19-
   As discussed in note 1, several creditors have submitted claims to the Bankruptcy Court for amounts which have not been accrued in the consolidated financial statements and which CGI intends to contest. The Bankruptcy Court may ultimately determine that some of these claims are valid.

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

RESULTS OF OPERATIONS

   The following discussion compares operating results for the three and nine months ended March 31, 1994 and 1993. Total revenues increased from $780,000 to $4,037,000 during the three month periods ended March 31, 1993 and 1994, respectively, and from $2,198,000 to $6,761,000 for the nine month periods ended March 31, 1993 and 1994, respectively. However, these increased revenues did not generate any gross profits for the Company. Additionally, the Company recorded provisions for losses on real estate investments of $40,100,000 and $12,000,000 for the same nine month periods, respectively. As a result, the Company has continued to report substantial net losses totalling $1,629,000 and $22,393,000 during the three and nine months ended March 31, 1994 as compared with net losses of $3,590,000 and $46,110,000 for the three and nine month periods ended March 31, 1993 , respectively.

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

REAL ESTATE DEVELOPMENT

   There were only four sales of development and operating property during the nine months ended March 31, 1994. Similarly, there was only one transaction in each of the first two quarters of fiscal 1993. The Company believes that this lack of sales is principally the result of the shortage of available financing and/or capital for the real estate industry coupled with concerns of other developers about certain unresolved entitlement issues involving the Company's properties and real estate market conditions in general.

   One of the current year sales was the second part of a staged

                              -21-
transaction to two auto dealerships involving a total of 16.4 acres of the Company's Property No. 2 which was originally entered into in fiscal 1991 ( See note 3 to the consolidated financial statements for the year ended June 30, 1993). The Company has rezoned this property for development as a freeway oriented auto mall. This transaction had originally been accounted for using the deposit method and the fiscal 1994 revenues of $1,776,000 represent the revenues generated from the entire transaction. This all-cash transaction did not result in any gross profits or losses, however, the Company did apply $5,545,000 of its previously recorded allowance for losses on real estate investments against the cost basis of this property at the time of sale. As a result of debt reductions required in order to provide the buyer with clear title to the property, this transaction actually required the Company to expend approximately $498,000 more than the cash it received from the buyer. The Company is hopeful that the commencement of construction of these two auto dealerships at the property will generate significant interest from other auto dealers who may wish to relocate to the site. The same buyers also closed escrow on an additional 6.44 acres of this property in January 1994. This second transaction involved no down payment by the buyer and required the Company to carry back approximately $836,000 in financing. However, the Company was able to generate approximately $390,000 in net cash proceeds from this second transaction as a result of financing obtained by the buyer from Centennial Mortgage Income Fund II, an affiliate of the Company who had originally provided financing on the first transaction discussed above. The Company did not record the $836,000 note it received in connection with this transaction due to the uncertainty of collection. However, the Company did record $700,000 in revenues. The transaction resulted in a net loss of $320,000 after the Company applied $1,935,000 of its previously recorded provision for losses on real estate investments against the cost basis of the property at the time of sale.

   The Company also sold its Property No. 21 in the quarter ended December 31, 1993 for an all net cash price of $139,000. The Company applied $312,000 of its previously recorded allowance for losses on real estate investments to the cost basis of the property at the time of sale and the transaction resulted in no gain or loss.

   The joint venture in which a subsidiary of the Company is a general partner sold 19.5 acres of its property in an all cash transaction which generated revenues of $2,919,000 during the quarter ended March 31, 1994. This transaction resulted in a net loss of $236,000 after the joint venture applied $3,348,000 of its previously recorded provision for losses on real estate investments.

   In addition to the sales discussed above, the Company and one

                              -22-
of its subsidiaries lost their Property Nos. 6 and 15 in foreclosure during the nine months ended March 1994. The Company and its subsidiary recorded these transactions at no gain or loss and applied $23,359,000 of their previously established allowance for losses on real estate investments to the cost basis of these property at the time of foreclosure. One of the creditors who foreclosed on Property No. 15 was an affiliate of the Company.

   The sale in the first quarter of fiscal 1993 involved the Company's Property No. 14 which was zoned for residential purposes and consisted of approximately 9.6 acres. The cash transaction generated revenues of $198,000, net of selling expenses of $22,000, and resulted in a loss of $20,000. The Company applied $116,000 of its previously recorded allowance for losses against the cost basis of this property at the time of the sale. The sale in the second quarter of fiscal 1993 involved the Company's Property No. 12 which was rezoned to residential zoning by the buyer and consisted of approximately 4.5 acres. The all-cash transaction generated revenues of $190,000, net of selling expenses of $10,000, and resulted in a loss of $1,000. The Company applied $272,000 of its previously recorded allowance for losses on real estate investments against the cost basis of this property at the time of sale.

   Although the Company has had minimal sales activity during the past two years, it has continued its efforts to obtain zoning and other entitlement changes approvals on a number of its Sacramento area properties. As referred to above, the Company was successful during fiscal 1993 in obtaining approvals for zoning changes which will allow the Company to develop an auto mall at its Property No. 2. As a result of this approval, the Company was able to close escrow in December 1993 and January 1994 on a total of 22.9 acres of the property. The Company was also successful in obtaining certain zoning changes on a portion of its Property No. 7 in August 1993 and was subsequently able to place approximately 72 acres of this property into six separate sales escrows which are scheduled to be consummated in the quarters ending June 30, 1994 and September 30, 1994. The Company is hopeful that these transactions will general additional activity at these properties. Although these developments are encouraging, there can be no assurance that the escrows which have not yet closed will ever close or that any additional transactions will be consummated. Additionally, the transactions discussed above are not expected to generate any significant cash flow to the Company due to required debt payments and development costs. Finally, the Company continues to experience issues and delays in its efforts to obtain entitlement changes on its remaining Sacramento properties.
Until such time as economic conditions improve and/or these entitlement changes can be obtained, the Company believes the marketability of these remaining properties will continue to be impaired.
                              -23-
HOMEBUILDING

   The following table summarizes selected financial data of the Company's residential construction activities:

                         Three Months Ended    Nine Months Ended
                             March 31,            March 31,
                           1994      1993       1994      1994

Revenues
Sales of
  single-family homes    $ 137     $   464    $ 409     $ 627
Gross profit (loss)        (32)        (24)     (69)      (36)
Gross profit (loss)
  percentage             (23.3)%      (5.2)%  (16.9)%    (5.7)%
Units sold                   1           3        3         4


   All of the units sold during the fiscal 1994 and 1993 were at the Company's single family home project in Fontana, California. The current losses have resulted from reduced sales prices caused by depressed market conditions as well as increased carrying and marketing costs on the units sold. The project is now sold out and there is no remaining inventory of homes available for sale.

CONSTRUCTION

   The Company earned $152,000 in construction revenues related to its Lancaster project infrastructure contracts during the nine months ended March 31, 1993. Gross profits of $109,000, were recorded on these revenues. The gross profit margin in fiscal 1993 resulted from the settlement of certain disputed costs for an amount less than that which had previously been accrued. No comparable revenues were earned during the nine months ended March 31, 1994.

INTEREST INCOME

   Interest income decreased from $49,000 and $199,000 during the three and nine months ended March 31, 1993 to $9,000 and $62,000 during the three and nine months ended March 31, 1994. The decrease in interest income is principally due to a decrease in the average balance of interest bearing deposits during fiscal 1994 as well as a decline in average interest rates.









                              -24-
RENTAL, FEE AND OTHER INCOME

   A breakdown of rental, fee and other income is shown below:

                         Three Months Ended    Nine Months Ended
                             March 31,            March 31,
                           1994      1993       1994      1993

Fee income               $    36   $    65    $   173   $   214
Rental and other income      236       202        583       618
                         _______   _______    _______   _______

Total                    $   272   $   267    $   756   $   832
                         _______   _______    _______   _______

   Fee income represents consulting fees earned from public partnerships in which Centennial Capital, Inc. or CMIF, Inc. are general partners, loan origination fees, property management fees and brokerage fees. The decrease in rental and other income from fiscal 1993 to fiscal 1994 is attributable to the receipt of a non-recurring $32,000 legal settlement during the first quarter of fiscal 1993.


PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

   As discussed in note 1 to the consolidated financial statements, the prospects for the Company to generated sufficient cash to retain all of the properties which it previously believed it could retain pursuant to its Plan of Reorganization have now been substantially reduced as a result of the termination of the Certificate of Participation offering. As a result, it now appears likely that the Company will lose its Property No.'s 3 and 4 in foreclosure. Accordingly, the Company recorded an additional $12,000,000 provision for losses on real estate during the three months ended December 31, 1993.

   The Company increased its allowance for losses on real estate investments by $40,100,000 during the nine months ended March 31, 1993. The Company recorded this provision to reserve certain development and carrying costs incurred during the first quarter of fiscal 1993 on properties whose value has not clearly increased and to reflect additional anticipated losses on a number of the Company's properties whose near-term disposition at depressed market values appeared probable as a result of the Company's declining cash reserves.







                              -25-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The following table summarizes the significant components of these expenses: (dollars in thousands)
                                           Nine Months Ended
                                               March 31,
                                          1994           1993

Number of employees                           25             30
Square footage under lease                 1,599          1,599
 Selling, general and administrative
  expenses:
   Salaries and related expenses       $   1,179      $   1,886
   Rent and facilities expenses              155            198
   Legal fees                                876            734
   Insurance                                 240            313
   Depreciation                               72             97
   Expense recoveries from affiliates       (279)          (361)
   Auto and travel                            49             92
   Accounting and audit fees                 120            206
   Investor mailings                         133             69
   Overhead capitalized to development
    properties                              (128)          (271)
   Other                                     198            259
                                       _________      _________

                                       $   2,615      $   3,222
                                       _________      _________

   The Company has continued to reduce its general and administrative costs through staff reductions, downsizing facilities and the reduction of certain executive officers' compensation. Legal fees during the nine months ended March 31, 1994 and 1993 include $358,000 and $402,000, respectively, in insolvency counsel fees. Other legal fees have increased substantially during fiscal 1994 due to litigation involving certain claims submitted in the bankruptcy proceedings as well as fees associated with the "Certificates of Participation" offering.

REAL ESTATE TAXES

   Real estate tax expense decreased from $1,204,000 for the nine months ended March 31, 1993 to $658,000 for the nine months ended March 31, 1994, while total real estate taxes incurred decreased by $292,000. The decreases can be attributed to the sales and foreclosures of property. The change in total real estate taxes incurred is summarized as follows:





                              -26-

                                          Nine Months Ended
                                             March 31,
                                         1994           1993
                                       (dollars in thousands)

Real estate tax expense                $     501      $   1,204
Real estate taxes capitalized
 to properties under development           1,214          1,359
Real estate taxes not accrued
 (See note 1)                                529            ---
                                       _________      _________

Total real estate taxes incurred       $   2,244      $   2,536
                                       _________      _________

   The decreased amount of taxes capitalized is due to the declining level of development activities being conducted by the Company due to the lack of available capital.

INTEREST EXPENSE

   Although interest expense only decreased from $2,180,000 for the nine months ended March 31, 1993 to $2,016,000 for the nine months ended March 31, 1994, total interest incurred actually decreased by $823,000. The decrease in total interest incurred is attributable to the sales and foreclosures of properties in the current year. The change in expense resulted from differing accrual and capitalization treatments during the two periods which are summarized as follows:


                                           Nine Months Ended
                                               March 31,
                                          1994           1993
                                        (dollars in thousands)

Interest expense                       $   1,558      $   2,180
Interest capitalized to
 properties under development              1,191          3,315
Interest not accrued
 (See note 1)                              1,923            ---
                                       _________      _________

Total Interest incurred                $   4,672      $   5,495
                                       _________      _________








                              -27-

LIQUIDITY AND CAPITAL RESOURCES

   Introduction

   As discussed in note 2 to the consolidated financial statements, CGI has been operating under Chapter 11 of the United
States Bankruptcy Code.

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

   CGI

   Although CGI was successful in obtaining confirmation of its plan of reorganization during the quarter ended March 31, 1994, its liquidity challenges remain significant. As discussed in note 2 to the consolidated financial statements, it is contemplated that Property Nos. 3, 4, 5, 13, 16, 22 and 23 will be lost in foreclosure. The following discussion excludes any cash requirements needed to retain those properties.

   As of March 31, 1994, CGI had $766,000 in unrestricted cash which was available to enable the Company to carry out its Plan. At the same time, approximately $800,000 of its $1,021,000 in accounts payable and accrued liabilities represented administrative claims and Class 28 claims which will be required to be paid by the Effective Date of the Plan in June 1994. Additionally, CGI is now required to commence making interest and delinquent property tax payments pursuant to the restructured terms in the Plan. These payments are estimated to total approximately $119,000 and $649,000 , respectively, prior to June 1994. Future payments will be dependent upon the amount and timing of property sales. Notes payable by CGI after the expected foreclosures will be reduced to approximately $18.1 million with interest accruing at an average rate of approximately 9% or $135,000 per month. CGI will also be required to begin making real property tax payments as they come due. The first of such payments will come due in December 1994 and could be as much as $900,000 if no sales are completed prior to then. In addition to the cash requirements discussed above, CGI will need to pay its general and administrative expenses which are currently forecasted to average approximately $75,000 per month.

   CGI was able to collect $350,000 in amounts owed by subsidiaries during April 1994 and closed escrow on Property No.
1 which generated an additional $165,000 in May 1994.  In order

                              -28-
to fully implement its Plan, the Company must be successful in consummating a number of sales at its Property Nos. 2 and 7. The Company has opened six different escrows involving the sale of approximately 72 acres of its Property No. 7. However, there is no assurance that any of these escrows will actually close and even if they do close, the net cash proceeds from these sales after repaying secured debt will not provide the Company with sufficient cash to meet all of its obligations. CGI may also be able to generate some cash through the collection of a portion of its receivables from affiliates and subsidiaries, although such collections are not expected to be substantial. It is therefore critical for the Company to find additional buyers for portions of its Property Nos. 2 and 7.

   ACPDI

   ACPDI's capital resources are extremely limited. As of March 31, 1994 it had only $1,000 in cash. It is anticipated that approximately $1,121,000 of its $1,345,000 carrying value of properties under development and held for investment or sale will be lost through foreclosures or deed in lieu of foreclosure transactions. The note payable, accrued interest and accrued real estate taxes on the properties anticipated to be lost are $1,822,000, $830,000 and $278,000, respectively. ACPDI's receivables are not expected to be converted to cash in the near term. It is expected that ACPDI's remaining assets will be liquidated and that its remaining creditors will receive only a partial, if any, recovery of their debt. Three creditors holding notes payable secured by real estate with combined principal and interest balances of $1,995,000 may have recourse against CGI for deficiencies after they complete their foreclosures.

CEI

   As of March 31, 1994, CEI had $31,000 in unrestricted cash. Its $312,000 in receivables are principally comprised of non-current refundable utility deposits. Thus, CEI's only significant potential source of cash in the near term is from the sale of property. However, CEI's only remaining projects are its Property Nos. 16 and 19, both of which have current market values which are estimated to have declined to the point that CEI has minimal, if any, equity in them. Accordingly, as of March 31, 1994, CEI had no significant near term source of cash. CEI has ceased active operations and it is expected that CEI will lose its remaining real estate assets in foreclosure.

OTHER SUBSIDIARIES

   CGI's other subsidiaries include a joint venture which had approximately $1.0 million in cash as of March 31, 1994 which was generated from the sale of a large portion of its Property No. 9 in March 1994. Approximately $350,000 of this cash was paid to

                              -29-
CGI to reimburse CGI for costs incurred in connection with the joint venture. The remaining cash is expected to be required to fund the joint venture operations. The other subsidiaries in this group have all ceased active operations.

OTHER INFORMATION

   During the nine months ended March 31, 1994, the principal sources of cash for the Company were as follows: $4,582,000 in proceeds from sales of property; $1,000,000 in proceeds from the liquidation of short-term investments; and $681,000 in construction revenues, fees and rents. The principal uses of cash for the Company were: $2,421,000 in principal payments on notes payable secured by properties sold; $638,000 in interest payments; and $4,435,000 in construction, property operating costs and general and administrative costs. The $1,000,000 proceeds from the liquidation of short-term investments were paid to the Company's bonding company for the work they performed in connection with performance bonds which they had issued on behalf of the Company. See note 5 to the consolidated financial statements. This payment has been included in construction, property operating costs and general and administrative costs.

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

                               CONSOLIDATING BALANCE SHEETS
                                      March 31, 1994
                                       (Unaudited)
                                      (in thousands)
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
ASSETS
 Properties under
  development and
  held for
  investment or sale $  64,705  $   1,345  $   8,470  $   1,967  $     ---   $  76,487
 Cash and cash
  equivalents              766          1         31      1,141        ---       1,939
 Accounts and notes
  receivable                41          1        312          3        ---         357
 Due from affiliates       637         57        ---         74        ---         768
 Intercompany
  receivables            3,823        ---        ---      4,479     (8,302)a       ---
 Investment in
  subsidiaries           5,475        ---        ---         56     (5,531)b       ---
 Other assets            1,273          4        100          7        ---       1,384
 Deferred income tax
  benefits                 ---        ---        ---      1,362     (1,362)c       ---
                     _________  _________  _________  _________  _________   _________

   Total assets      $ 76,720   $   1,408  $   8,913  $   9,089  $ (15,195)  $  80,935
                     _________  _________  _________  _________  _________   _________





                   CONSOLIDATING BALANCE SHEETS (Unaudited) (Continued)
                                      March 31, 1994
                                                                 ELIM-       CONSOLIDATED
                     CGI        ACPDI      CEI        OTHERS     INATIONS    TOTALS
LIABILITIES
  Notes payable      $  39,260  $   1,822  $   1,517  $     ---  $     ---   $  42,599
  Amounts due to
   affiliates               11        ---      6,919         50        ---       6,980
  Accrued interest       9,836        830        156          1        ---      10,823
  Accrued real
   estate taxes          6,576        335        274         45        ---       7,230
  Accounts payable &
   accrued liabilities   1,021         52        234        108        ---       1,415
  Accrued class 29
   claims                5,700        ---        ---        ---        ---       5,700
  Accrued class 30
   claims                3,324        ---        ---        ---        ---       3,324
  Income taxes             916          2       (386)      (532)       ---         ---
  Intercompany
   payables              4,463      1,149        947      1,743     (8,302)a       ---
  Deferred income
   taxes                 1,362        ---        ---        ---     (1,362)c       ---
                     _________  _________  _________  _________  _________   _________

    Subtotal            72,469      4,190      9,661      1,415     (9,664)     78,071

  Minority Interest        ---        ---        ---      3,018        (31)b     2,987
  Stockholders' equity   4,251     (2,782)      (748)     4,656     (5,500)b      (123)
                     ---------  ---------  ---------  ---------  ---------   ---------
  Total liabilities
   and stockholders'
   equity            $  76,720  $   1,408  $   8,913  $   9,089  $ (15,195)  $  80,935
                     _________  _________  _________  _________  _________   _________
a. Eliminates intercompany receivables and payables.  b. Eliminates investment in subsidiaries.  c. Reclassifies deferred tax benefits as reductions in deferred tax liability.
                                          - 32 -

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

   In the action, the plaintiffs sought to recover compensatory and punitive damages in unspecified amounts. They also sought recision and invalidation of the Consolidation and the imposition of a constructive trust upon the shares of CGI distributed to White and Joseph, the imposition of a constructive trust upon all fees, commissions and the other monies paid by the Company to defendants E.F. Hutton & Company, Inc. and PaineWebber Inc., and reimbursement to the predecessor publicly-held real estate partnerships for all expenses incurred in connection with the consent solicitation and the Consolidation.

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


                             - 33 -
   In recent months, the parties have conducted extensive settlement negotiations. As a result of these negotiations, defendants Valuation Research Corporation, E.F. Hutton & Company,
Inc. and PaineWebber, Inc. reached a separate settlement with the plaintiffs. In addition, the remaining defendants, including
CGI, Joseph and White (hereinafter, collectively, the "Centennial
Defendants") have now reached a prospective settlement with the plaintiffs.

   By the terms of the this prospective settlement, Centennial
Community Developers, Inc. and Centennial Capital, Inc. shall assign for the benefit of the plaintiff class their claims in the CGI Chapter XI bankruptcy proceeding in the approximate amount of $3,324,000, and (2) White and Joseph shall assign for the benefit of the plaintiff class their "stock appreciation rights" in the common stock received by them as a result of the Consolidation.
Pursuant to the terms of the prospective settlement, if the Centennial stock received by White and Joseph in the Consolidation increases in price to a value above $1.50 per share, the plaintiffs will receive 50% of any such increase between $1.51 and $5.00 per share.

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

                             - 34 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

NONE

(b) Reports on Form 8-K.

On March 18, 1994 the registrant filed a report on Form 8-K which disclosed the fact that CGI had obtained confirmation of its proposed plan of reorganization and that certain of the members of the registrant's board of directors had resigned in conjunction with such approval.








































                             - 35 -
                           SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE CENTENNIAL GROUP, INC.



By: /s/Ronald R. White                         May 15, 1994
    _________________________                  _________________

    Ronald R. White                            Date
    Chairman of the Board,
    President





By: /s/Joel H. Miner                           May 15, 1994
    _________________________                  _________________

    Joel H. Miner                              Date
    Chief Financial Officer,
    Vice President
